Form 10-Q
period 2008-03-31
Wollemi Mining Corp.
filed 2008-05-09
CIK 1429426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2008

                        Commission File Number 333-149898


                              WOLLEMI MINING CORP.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                           42-700 Bob Hope Drive #304
                        Rancho Mirage, CA 92270 (Address
              of principal executive offices, including zip code.)

                                  (760)992-6070
                     (Telephone number, including area code)

                                    Copy to:
                              Robert C. Weaver, Jr.
                                 721 Devon Court
                               San Diego, CA 92109
                     Phone (858)488-4433 Fax (858) 488-2555

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [ ] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 2,000,000 shares as of March 31, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended March 31, 2008, prepared by the company, immediately follow.

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             (Unaudited)
                                                                                As of              As of
                                                                               March 31,         December 31,
                                                                                 2008               2007
                                                                               --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                         $  4,017           $  7,406
                                                                               --------           --------
TOTAL CURRENT ASSETS                                                              4,017              7,406
                                                                               --------           --------

      TOTAL ASSETS                                                             $  4,017           $  7,406
                                                                               ========           ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

TOTAL LIABILITIES                                                              $     --           $     --
                                                                               --------           --------
STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock (.0001 par value, 75,000,000 shares authorized,
   2,000,000 issued and outstanding as of March 31, 2008
   and December 31, 2007                                                            200                200
  Additional paid- in capital                                                    14,800             14,800
  Deficit accumulated during exploration stage                                  (10,983)            (7,594)
                                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              4,017              7,406
                                                                               --------           --------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)                       $  4,017           $  7,406
                                                                               ========           ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                       Statements of Operation (Unaudited)
--------------------------------------------------------------------------------

                                                                 October 9 ,2007
                                             Three Months          (inception)
                                                Ended                through
                                               March 31,            March 31,
                                                 2008                 2008
                                              ----------           ----------
REVENUES
  Revenue                                     $       --           $       --
                                              ----------           ----------
TOTAL REVENUES                                $       --           $       --
                                              ----------           ----------

OPERATING COSTS
  Administrative Expense                      $    3,389           $   10,983
                                              ----------           ----------
TOTAL OPERATING COSTS                              3,389               10,983
                                              ----------           ----------

NET INCOME (LOSS)                             $   (3,389)          $  (10,983)
                                              ==========           ==========

Basic & Diluted (Loss) per Share              $    (0.00)
                                              ==========

Weighted Average Number of Shares              2,000,000
                                              ==========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An exploration stage company)
                  STATEMENT OF STOCKHOLDER'S EQUITY (Unaudited)
                From Inception October 9, 2007 to March 31, 2008
--------------------------------------------------------------------------------

                                                                                Deficit
                                                                               Accumulated
                                                                                 During
                                              Common Stock         Paid in    Development      Total
                                         Shares         Amount     Capital       Stage         Equity
                                         ------         ------     -------       -----         ------
Balance, October 9, 2007                      --         $  --     $    --     $      --       $    --

Shares issued to founder on
 October 26, 2007 at $0.0075
 per share, par value .0001            2,000,000           200      14,800                      15,000

Net (Loss) from Inception thru
 December 31, 2007                                                                (7,594)       (7,594)
                                      ----------         -----     -------     ---------       -------
Balance, December 31, 2007             2,000,000           200      14,800        (7,594)        7,406

Net (Loss) for three months
 ended March 31, 2008                                                             (3,389)       (3,389)
                                      ----------         -----     -------     ---------       -------

Balance, March 31, 2008                2,000,000         $ 200     $14,800     $ (10,983)      $ 4,017
                                      ==========         =====     =======     =========       =======

                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An exploration stage company)
                         Cash Flow Statement (unaudited)
--------------------------------------------------------------------------------

                                                                                       October 9, 2007
                                                                      Three Months        (inception)
                                                                         Ended              through
                                                                        March 31,          March 31,
                                                                          2008               2008
                                                                        --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                     $ (3,389)          $(10,983)
                                                                                           --------
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:                                --                 --
                                                                        --------           --------

          Net cash provided by (used in) operating activities:                --                 --

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                                    --                200
  Additional Paid-in Capital                                                  --             14,800
                                                                        --------           --------
          Net cash provided by (used in) financing activities                 --             15,000

Net increase (decrease) in cash                                           (3,389)             4,017
Cash at beginning of period                                                7,406                 --
                                                                        --------           --------
CASH AT END OF PERIOD                                                      4,017              4,017
                                                                        ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during year for:
  Interest Paid                                                         $     --           $     --
                                                                        ========           ========
  Income Taxes Paid                                                     $     --           $     --
                                                                        ========           ========


                           See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2008


NOTE 1 - ORGANIZATION AND DESCRIPTION OF BUSINESS

Wollemi Mining Corp. (the Company) was incorporated on October 9, 2007 under the laws of the State of Delaware. The Company is primarily engaged in the acquisition and exploration of mining properties.

The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations. Upon the location of commercially mineable reserves, the Company plans to prepare for mineral extraction and enter the development stage.

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

BASIS OF PRESENTATION

The Company reports revenue and expenses using the accrual method of accounting for financial and tax reporting purposes. The company has elected a December 31, year end.

USE OF ESTIMATES

Management uses estimates and assumptions in preparing these financial statements in accordance with generally accepted accounting principles. Those estimates and assumptions affect the reported amounts of assets and liabilities, the disclosure of contingent assets and liabilities, and the reported revenues and expenses.

MINERAL PROPERTY ACQUISITION AND EXPLORATION COSTS

The Company expenses all costs related to the acquisition and exploration of mineral properties in which it has secured exploration rights prior to establishment of proven and probable reserves. To date, the Company has not established the commercial feasibility of any exploration prospects; therefore, all costs are being expensed.

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired, together with the related accumulated

                              Wollemi Mining Corp.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

Depreciation is removed from the appropriate accounts and the resultant gain or loss is included in net income.

INCOME TAXES

The Company accounts for its income taxes in accordance with Statement of Financial Accounting Standards No. 109, "Accounting for Income Taxes". Under Statement 109, a liability method is used whereby deferred tax assets and liabilities are determined based on temporary differences between basis used for financial reporting and income tax reporting purposes. Income taxes are provided based on tax rates in effect at the time such temporary differences are expected to reverse. A valuation allowance is provided for certain deferred tax assets if it is more likely than not, that the Company will not realize the tax assets through future operations.

FAIR VALUE OF FINANCIAL INSTRUMENTS

Statement of Financial Accounting Standards No. 107, "Disclosures about Fair Value of Financial Instruments", requires the Company to disclose, when reasonably attainable, the fair market values of its assets and liabilities which are deemed to be financial instruments. The Company's financial instruments consist primarily of cash and certain investments.

INVESTMENTS

Investments that are purchased in other companies are valued at cost less any impairment in the value that is other than temporary in nature.

PER SHARE INFORMATION

The Company computes per share information by dividing the net loss for the period presented by the weighted average number of shares outstanding during such period.

NOTE 3 - PROVISION FOR INCOME TAXES

Realization of deferred tax assets is dependent upon sufficient future taxable income during the period that deductible temporary differences and carry-forwards are expected to be available to reduce taxable income. As the achievement of required future taxable income is uncertain, the Company recorded a valuation allowance.

                              Wollemi Mining Corp.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2008


                                                            As of March 31, 2008
                                                            --------------------

     Deferred tax assets:
       Net Operating Loss                                         $ 1,647
       Other                                                            0
                                                                  -------
       Gross deferred tax assets                                  $ 1,647
       Valuation allowance                                        $(1,647)
                                                                  -------

     Net deferred tax assets                                      $     0
                                                                  =======

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

NOTE 5 - RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

Recently issued accounting pronouncements will have no significant impact on the Company and its reporting methods.

NOTE 6 - GOING CONCERN

Future issuances of the Company's equity or debt securities will be required in order for the Company to continue to finance its operations and continue as a going concern. The Company's present revenues are insufficient to meet operating expenses.

The financial statement of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $10,983 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise

                              Wollemi Mining Corp.
                         (AN EXPLORATION STAGE COMPANY)
                    NOTES TO FINANCIAL STATEMENTS (Unaudited)
                                 March 31, 2008


substantial doubt about the Company's ability to continue as a going concern. The financial statement of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Christopher Coldicutt, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus he may face a conflict in selecting between the Company and his other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

Christopher Coldicutt, the sole officer and director of the Company, will not be paid for any underwriting services that he performs on behalf of the Company with respect to the Company's upcoming S-1 offering. He will also not receive any interest on any funds that he advances to the Company for offering expenses prior to the offering being closed which will be repaid from the proceeds of the offering.

NOTE 8 - STOCK TRANSACTIONS

Transactions, other than employees' stock issuance, are in accordance with paragraph 8 of Statement of Financial Accounting Standards 123. Transactions with employees' stock issuance are in accordance with paragraphs (16-44) of Statement of Financial Accounting Standards 123. These issuances shall be accounted for based on the fair value of the consideration received or the fair value of the equity instruments issued, or whichever is more readily determinable.

On October 9, 2007 the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0075 per share for a total of $15,000.

As of March 31, 2008 the Company had 2,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2008:

Common stock, $ 0.0001 par value: 75,000,000 shares authorized; 2,000,000 shares issued and outstanding.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance. Forward-looking statements are often identified by words like: believe, expect, estimate, anticipate, intend, project and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

BUSINESS

Wollemi Mining Corp. was incorporated on October 9, 2007 under the laws of the State of Delaware. We are engaged in the business of acquisition, exploration and development of natural resource properties.

We are an exploration stage company engaged in the acquisition and exploration of mineral properties. We currently own a 100% undivided interest in the Bonanza Lode Mineral Claim located in Clark County, State of Nevada that we call the "Bonanza Property." We are currently conducting mineral exploration activities on the Bonanza Property in order to assess whether it contains any commercially exploitable mineral reserves. Currently there are no known mineral reserves on the Bonanza Property.

We have not earned any revenues to date. Our independent auditor has issued an audit opinion which includes a statement expressing substantial doubt as to our ability to continue as a going concern.

There is the likelihood of our mineral claim containing little or no economic mineralization or reserves of silver and other minerals. We are presently in the exploration stage of our business and we can provide no assurance that any commercially viable mineral deposits exist on our mineral claims, that we will discover commercially exploitable levels of mineral resources on our property, or, if such deposits are discovered, that we will enter into further substantial exploration programs. Further exploration is required before a final determination can be made as to whether our mineral claims possess commercially exploitable mineral deposits. If our claim does not contain any reserves all funds that we spend on exploration will be lost.

PLAN OF OPERATION

Our cash balance is $4,017 as of March 31, 2008. We believe our cash balance is sufficient to fund our limited levels of operations until June, 2008. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. In order to achieve our business plan goals, we will need the funding from our offering of 1,000,000 shares of common stock registered pursuant to our registration statement on Form S-1. The total proceeds from the offering, if completed, will be $30,000. We are an exploration stage company and have generated no revenue to date. We have sold $15,000 in equity securities to pay for our minimum level of operations.

Our auditor has issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that stage.

Our plan of operation is to conduct mineral exploration activities on the Bonanza Property in order to assess whether the property contains mineral reserves capable of commercial extraction. Our exploration program is designed to explore for commercially viable deposits of silver, gold and other minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Bonanza Property.

Our plan of operation for the twelve months after receiving funding is to complete the first phase of the exploration program on our claim consisting of VLF-EM and magnetometer surveys. In addition to the $16,000 we anticipate spending for Phase 1 and 2 for the exploration program as outlined below, we anticipate spending over the next 12 months an additional $14,000 on professional fees, including fees payable in connection with reporting obligations. Total expenditures are therefore expected to be approximately $30,000. If we experience a shortage of funds prior to funding during the next 12 months, we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for professional fees, including fees payable in connection with the filing of this registration statement and operation expenses, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

We engaged Mr. Laurence Sookochoff, P. Eng., to prepare a geological evaluation report on the Bonanza Property. Mr. Sookochoff's report summarizes the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. The geological report also gives conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The exploration program recommended by Mr. Sookochoff is as follows:

  Phase          Exploration Program                     Cost                      Status
  -----          -------------------                     ----                      ------
 Phase I    VLF-EM and magnetometer surveys             $ 6,500      Expected to be completed in summer, 2008
                                                                     (dependent on consulting geologist's
                                                                     schedule).

 Phase II   Localized soil surveys, trenching and       $ 9,500      Expected to be completed in fall, 2008
            sampling over known and indicated                        (depending on the results of Phase 1, and
            mineralized zones                                        consulting geologist's schedule).


 Phase III  Test Diamond drilling outlined by Phase 1   $70,000      Expected to be completed in spring, 2009
            and 2 programs.                                          (depending on the results of Phase 2, and
                                                                     consulting geologist's schedule.)

            TOTAL ESTIMATED COST                        $86,000

If we are successful in raising the funds from our offering, we plan to commence Phase I of the exploration program on the claim in summer, 2008. We expect this phase to take 2 weeks to complete and an additional two months for the consulting geologist to receive the results of the surveys and prepare his report.

The above program costs are management's estimates based upon the recommendations of the professional consulting geologist's report and the actual project costs may exceed our estimates. To date, we have not commenced exploration.

Following Phase I of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase II of our exploration program. The estimated cost of this program is $9,500 and will take approximately 10 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

Following Phase II of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase III of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $70,000 and will take approximately 2 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report. We anticipate commencing Phase II of our exploration program in fall, 2008, depending on whether Phase 1 program proves successful in identifying mineral deposits. Subject to financing, we anticipate commencing Phase III of our exploration program in 2009, depending on whether Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our planned exploration program.

We will require additional funding to proceed with Phase III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

RESULTS OF OPERATIONS

We are still in our exploration stage and have generated no revenues to date.

We incurred operating expenses of $3,389 for the three months ended March 31, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through March 31, 2008 was $10,983. As we were incorporated on October 9, 2007, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception through March 31, 2008 was $15,000 from the sale of 2,000,000 shares of common stock to a director of the company for $0.0075 per share.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $4,017. In order to achieve our exploration program goals, we need to complete our offering of registered shares pursuant to our S-1 Registration Statement filed with the SEC under file number 333-149898 which became effective on April 17, 2008. We are an exploration stage company and have generated no revenue to date.

ITEM 4. CONTROLS AND PROCEDURES

Under the supervision and with the participation of our management, including our principal executive officer and the principal financial officer, we have conducted an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities and Exchange Act of 1934, as of the end of the period covered by this report. Based on this evaluation, our principal executive officer and principal financial officer concluded as of the evaluation date that our disclosure controls and procedures were effective such that the material information required to be included in our Securities and Exchange Commission reports is recorded, processed, summarized and reported within the time periods specified in SEC rules and forms relating to our company, particularly during the period when this report was being prepared.

Additionally, there were no significant changes in our internal controls or in other factors that could significantly affect these controls subsequent to the evaluation date. We have not identified any significant deficiencies or material weaknesses in our internal controls, and therefore there were no corrective actions taken.

                           PART II - OTHER INFORMATION

ITEM 6. EXHIBITS

     Exhibit No.                        Description
     -----------                        -----------

         3.1         Articles of Incorporation*
         3.2         Bylaws*
        31.1         Sec. 302 Certification of Principal Executive Officer
        31.2         Sec. 302 Certification of Principal Financial Officer
        32.1         Sec. 906 Certification of Principal Executive Officer
        32.2         Sec. 906 Certification of Principal Financial Officer

----------
* Exhibit is incorporated by reference and can be found in their entirety in our original Form S-1 Registration Statement, filed under SEC File Number 333-149898, at the SEC website at www.sec.gov

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

May 8, 2008                       Wollemi Mining Corp., Registrant


                                  By: /s/ Christopher Coldicutt
                                     -------------------------------------------
                                     Christopher Coldicutt, Director, President,
                                     Secretary, Treasurer and Chief Financial
                                     Officer (Principal Executive Officer and
                                     Principal Accounting Officer)