Form 10-Q
period 2008-06-30
Wollemi Mining Corp.
filed 2008-08-01
CIK 1429426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2008

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

                                 (760) 992-6070
                     (Telephone number, including area code)

                                    Copy to:
                              Robert C. Weaver, Jr.
                                 721 Devon Court
                               San Diego, CA 92109
                     Phone (858)488-4433 Fax (858) 488-2555

Check whether the issuer (1) filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the last 90 days. YES [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer," "non-accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]
Non-accelerated filer   [ ]                        Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [X] NO [ ]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of June 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months and 6 months ended June 30, 2008, prepared by the company, immediately follow.

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                             (Unaudited)
                                                                                As of               As of
                                                                               June 30,          December 31,
                                                                                 2008               2007
                                                                               --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                         $ 29,898           $  7,406
                                                                               --------           --------
TOTAL CURRENT ASSETS                                                             29,898              7,406
                                                                               --------           --------

      TOTAL ASSETS                                                             $ 29,898           $  7,406
                                                                               ========           ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

      TOTAL LIABILITIES                                                        $     --           $     --
                                                                               --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock $0.0001 par value, 75,000,000 shares authorized,
   3,000,000 and 2,000,000 issued and outstanding as of June 30, 2008
   and as of December 31, 2007 respectively                                         300                200
  Additional paid- in capital                                                    44,700             14,800
  Deficit accumulated during exploration stage                                  (15,102)            (7,594)
                                                                               --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                             29,898              7,406
                                                                               --------           --------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)                       $ 29,898           $  7,406
                                                                               ========           ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                       Statements of Operation (Unaudited)
--------------------------------------------------------------------------------

                                                                                  October 9 ,2007
                                          Three Months          Six Months          (inception)
                                             Ended                Ended               through
                                            June 30,             June 30,             June 30,
                                              2008                 2008                 2008
                                           ----------           ----------           ----------
REVENUES
  Revenue                                  $       --           $       --           $       --
                                           ----------           ----------           ----------
TOTAL REVENUES                                     --                   --                   --
                                           ----------           ----------           ----------
OPERATING COSTS
  Administrative Expense                        4,119                7,508               15,102
                                           ----------           ----------           ----------
TOTAL OPERATING COSTS                           4,119                7,508               15,102
                                           ----------           ----------           ----------

NET INCOME (LOSS)                          $   (4,119)          $   (7,508)          $  (15,102)
                                           ==========           ==========           ==========

Basic & Diluted (Loss) per Share           $    (0.00)          $    (0.00)
                                           ==========           ==========

Weighted Average Number of Shares           2,340,659            2,170,330
                                           ==========           ==========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
            Statements of Changes in Stockholders' Equity (Unaudited)
                 From Inception October 9, 2007 to June 30, 2008
--------------------------------------------------------------------------------

                                                                                Deficit
                                                                               Accumulated
                                                                                 During
                                              Common Stock         Paid in    Development      Total
                                         Shares         Amount     Capital       Stage         Equity
                                         ------         ------     -------       -----         ------
Balance, October 9, 2007                      --         $  --     $     --     $      --       $     --

Shares issued to founder on
 October 26, 2007 at $0.0075
 per share, par value .0001            2,000,000           200       14,800                       15,000

Net (Loss) from Inception thru
 December 31, 2007                                                                 (7,594)        (7,594)
                                      ----------         -----     --------     ---------       --------
Balance, December 31, 2007             2,000,000           200       14,800        (7,594)         7,406

Shares issued to individules on
 May 31, 2008 at $0.03 per share,
 par value .0001                       1,000,000           100       29,900                       30,000

Net (Loss) for six months ended
 June 30, 2008                                                                     (7,508)        (7,508)
                                      ----------         -----     --------     ---------       --------

Balance, June 30, 2008                 3,000,000         $ 300     $ 44,700     $ (15,102)      $ 29,898
                                      ==========         =====     ========     =========       ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                       Statements of Cash Flow (unaudited)
--------------------------------------------------------------------------------

                                                                                                  October 9 ,2007
                                                             Three Months        Six Months         (inception)
                                                                Ended              Ended             through
                                                               June 30,           June 30,           June 30,
                                                                 2008               2008               2008
                                                               --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                            $ (4,119)          $ (7,508)          $(15,102)
  Adjustments to reconcile net loss to net cash
   provided by (used in) operating activities:                       --                 --                 --
                                                               --------           --------           --------
      Net cash provided by (used in) operating activities:       (4,119)            (7,508)           (15,102)

CASH FLOW FROM INVESTMENT ACTIVITIES
                                                               --------           --------           --------
      Net cash provided by (used in) investing activities:           --                 --                 --

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                          100                100                300
  Additional Paid-in Capital                                     29,900             29,900             44,700
                                                               --------           --------           --------
      Net cash provided by (used in) financing activities      $ 30,000           $ 30,000           $ 45,000

Net increase (decrease) in cash                                  25,881             22,492             29,898
Cash at beginning of period                                       4,017              7,406                 --
                                                               --------           --------           --------
CASH AT END OF PERIOD                                            29,898             29,898             29,898
                                                               ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest Paid                                                $     --           $     --           $     --
                                                               ========           ========           ========
  Income Taxes Paid                                            $     --           $     --           $     --
                                                               ========           ========           ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2008


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

DEPRECIATION, AMORTIZATION AND CAPITALIZATION

The Company records depreciation and amortization, when appropriate, using both straight-line and declining balance methods over the estimated useful life of the assets (five to seven years). Expenditures for maintenance and repairs are charged to expense as incurred. Additions, major renewals and replacements that increase the property's useful life are capitalized. Property sold or retired,

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2008


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

together   with  the  related   accumulatedDepreciation   is  removed  from  the
appropriate accounts and the resultant gain or loss is included in net income.

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

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2008


NOTE 3 - PROVISION FOR INCOME TAXES - CONTINUED

                                                             As of June 30, 2008
                                                             -------------------
     Deferred tax assets:
     Net Operating Loss                                            $ 2,265
     Other                                                               0
                                                                   -------
     Gross deferred tax assets                                       2,265
     Valuation allowance                                            (2,265)
                                                                   -------

     Net deferred tax assets                                       $     0
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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $15,102 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations. The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern.

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2008


NOTE 6 - GOING CONCERN - CONTINUED
----------------------

The financial statements of the Company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

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

On May 31, 2008 the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.03 per share for a total of $30,000.

As of June 30, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2008:

Common stock, $ 0.0001 par value: 75,000,000 shares authorized; 3,000,000 shares issued and outstanding.

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

PLAN OF OPERATION

Our cash balance is $29,898 as of June 30, 2008. We believe our cash balance is sufficient to fund our limited levels of operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

Our plan of operation for the twelve months is to complete the first two phases of the exploration program on our claim consisting of VLF-EM and magnetometer surveys, soil surveys, trenching and sampling. In addition to the $16,000 we anticipate spending for Phase 1 and 2 for the exploration program as outlined below, we anticipate spending over the next 12 months an additional $12,000 on professional fees, including fees payable in connection with reporting obligations. Total expenditures are therefore expected to be approximately $28,000.

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

Phase I of the exploration program on the claim commenced in July 2008. We expect this phase to take 2 weeks to complete and an additional two months for the consulting geologist to receive the results of the surveys and prepare his report.

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

We incurred operating expenses of $4,119 for the three months ended June 30, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through June 30, 2008 was $15,102. As we were incorporated on October 9, 2007, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception through June 30, 2008 was $45,000. We sold 2,000,000 shares of common stock to a director of the company for $0.0075 per share for $15,000 and we sold 1,000,000 shares of common stock to 25 investors for $.03 per share pursuant to our S-1 registration statement for $30,000.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2008 was $29,898 with no outstanding liabilities. Management believes our current cash balance will sustain operations for the next 12 months. We are an exploration stage company and have generated no revenue to date.

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

July 28, 2008               Wollemi Mining Corp., Registrant


                            By: /s/ Christopher Coldicutt
                                ------------------------------------------------
                                Christopher Coldicutt, Director, President,
                                Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)