Form 10-Q
period 2008-09-30
Wollemi Mining Corp.
filed 2008-10-27
CIK 1429426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                FOR THE QUARTERLY PERIOD ENDED SEPTEMBER 30, 2008

                        Commission File Number 333-149898


                              WOLLEMI MINING CORP.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                108 Landis Avenue
                              Chula Vista, CA 91910
         (Address of principal executive offices, including zip code.)

                                  (619)977-7971
                     (Telephone number, including area code)

                           42-700 Bob Hope Drive #304
                             Rancho Mirage, CA 92270
      (Former Address of principal executive offices, including zip code.)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of September 30, 2008.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended September 30, 2008, prepared by the company, immediately follow.

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                               (Unaudited)
                                                                                 As of               As of
                                                                              September 30,       December 31,
                                                                                  2008               2007
                                                                                --------           --------
                                            ASSETS
CURRENT ASSETS
  Cash                                                                          $ 18,191           $  7,406
  Prepaid expense                                                                  2,000                 --
                                                                                --------           --------
TOTAL CURRENT ASSETS                                                              20,191              7,406
                                                                                --------           --------

                                         TOTAL ASSETS                           $ 20,191           $  7,406
                                                                                ========           ========

                        LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

TOTAL LIABILITIES                                                               $     --           $     --
                                                                                --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock $0.0001 par value, 75,000,000 shares authorized,
   3,000,000 and 2,000,000 issued and outstanding as of
   September 30, 2008 and as of December 31, 2007 respectively                       300                200
  Additional paid- in capital                                                     44,700             14,800
  Deficit accumulated during exploration stage                                   (24,809)            (7,594)
                                                                                --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                              20,191              7,406
                                                                                --------           --------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)                        $ 20,191           $  7,406
                                                                                ========           ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                       Statements of Operation (Unaudited)
--------------------------------------------------------------------------------

                                                                                  October 9, 2007
                                          Three Months          Nine Months         (inception)
                                             Ended                Ended               through
                                          September 30,        September 30,        September 30,
                                              2008                 2008                 2008
                                           ----------           ----------           ----------
REVENUES
  Revenue                                  $       --           $       --           $       --
                                           ----------           ----------           ----------
TOTAL REVENUES                                     --                   --                   --
                                           ----------           ----------           ----------
OPERATING COSTS
  Administrative Expense                        9,707               17,215               24,809
                                           ----------           ----------           ----------
TOTAL OPERATING COSTS                           9,707               17,215               24,809
                                           ----------           ----------           ----------

NET INCOME (LOSS)                          $   (9,707)          $  (17,215)          $  (24,809)
                                           ==========           ==========           ==========

Basic & Diluted (Loss) per Share           $    (0.00)          $    (0.01)
                                           ==========           ==========

Weighted Average Number of Shares           3,000,000            2,448,905
                                           ==========           ==========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                  Statements of Changes in Stockholders' Equity
              From Inception October 9, 2007 to September 30, 2008
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                                                      During
                                                    Common Stock         Paid in    Development      Total
                                               Shares         Amount     Capital       Stage         Equity
                                               ------         ------     -------       -----         ------
Balance, October 9, 2007                            --         $  --     $     --     $      --       $     --

Shares issued to founder on
 October 26, 2007 at $0.0075
 per share, par value .0001                  2,000,000           200       14,800                       15,000

Net (Loss) from Inception thru
 December 31, 2007                                                                       (7,594)        (7,594)
                                            ----------         -----     --------     ---------       --------
Balance, December 31, 2007                   2,000,000           200       14,800        (7,594)         7,406

Shares issued to individules on
 May 31, 2008 at $0.03 per share,
 par value .0001                             1,000,000           100       29,900                       30,000

Net (Loss) for nine months ended
September 30, 2008                                                                      (17,215)       (17,215)
                                            ----------         -----     --------     ---------       --------

Balance, September 30, 2008 (Unaudited)      3,000,000         $ 300     $ 44,700     $ (24,809)      $ 20,191
                                            ==========         =====     ========     =========       ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                       Statements of Cash Flow (unaudited)
--------------------------------------------------------------------------------

                                                                                                           October 9 ,2007
                                                                       Three Months        Nine Months       (inception)
                                                                          Ended              Ended             through
                                                                       September 30,      September 30,      September 30,
                                                                           2008               2008               2008
                                                                         --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                                      $ (9,707)          $(17,215)          $(24,809)
  Adjustments to reconcile net loss to net cash
  Increased in Prepaid expenses                                            (2,000)            (2,000)            (2,000)
                                                                         --------           --------           --------
          Net cash provided by (used in) operating activities:            (11,707)           (19,215)           (26,809)

CASH FLOW FROM INVESTMENT ACTIVITIES

          Net cash provided by (used in) investment activities:                --                 --                 --

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                                     --                100                300
  Additional Paid-in Capital                                                   --             29,900             44,700
                                                                         --------           --------           --------
          Net cash provided by (used in) financing activities            $     --           $ 30,000           $ 45,000

Net increase (decrease) in cash                                           (11,707)            10,785             18,191
Cash at beginning of period                                                29,898              7,406                 --
                                                                         --------           --------           --------

CASH AT END OF PERIOD                                                      18,191             18,191             18,191
                                                                         ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest Paid                                                          $     --           $     --           $     --
                                                                         ========           ========           ========
  Income Taxes Paid                                                      $     --           $     --           $     --
                                                                         ========           ========           ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008
--------------------------------------------------------------------------------

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

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

together  with  the  related  accumulated   depreciation  is  removed  from  the
appropriate accounts and the resultant gain or loss is included in net income.

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

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 3 - PROVISION FOR INCOME TAXES - CONTINUED

                                                        As of September 30, 2008
                                                        ------------------------

     Deferred tax assets:
     Net Operating Loss                                         $ 3,721
     Other                                                            0
                                                                -------
     Gross deferred tax assets                                  $ 3,721
     Valuation allowance                                        $(3,721)
                                                                -------

     Net deferred tax assets                                    $     0
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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $24,809 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                               September 30, 2008
--------------------------------------------------------------------------------

NOTE 6 - GOING CONCERN - CONTINUED

The ability to successfully resolve these factors raise substantial doubt about the Company's ability to continue as a going concern. The financial statements of the company do not include any adjustments that may result from the outcome of these aforementioned uncertainties.

NOTE 7 - RELATED PARTY TRANSACTIONS

Susana Gomez, the sole officer and director of the Company may, in the future, become involved in other business opportunities as they become available, thus she may face a conflict in selecting between the Company and her other business opportunities. The Company has not formulated a policy for the resolution of such conflicts.

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

As of September 30, 2008 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of September 30, 2008:

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

PLAN OF OPERATION

Our cash balance is $18,191 as of September 30, 2008. We believe our cash balance is sufficient to fund our limited levels of operations for the next twelve months. If we experience a shortage of funds prior to funding we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however he has no formal commitment, arrangement or legal obligation to advance or loan funds to the company.

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

The geologist has completed the field work and we are waiting to receive his report on the findings. If the results of the first phase of exploration are promising our plan of operation for the twelve months is to complete phase two of the exploration program on our claim. In addition to the $9,500 we anticipate spending for Phase 2 of the exploration program as outlined below, we anticipate spending over the next 12 months an additional $6,000 on professional fees, including fees payable in connection with reporting obligations. Total expenditures are therefore expected to be approximately $15,500.

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

  Phase          Exploration Program                     Cost                      Status
  -----          -------------------                     ----                      ------
 Phase I    VLF-EM and magnetometer surveys             $ 6,500      Fieldwork completed - awaiting
                                                                     geologist's report

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

Phase I of the exploration program on the claim commenced in July, 2008. We are waiting for the consulting geologist to provide us with his report on the findings.

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

We incurred operating expenses of $9,707 for the three months ended September 30, 2007. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through September 30, 2008 was $24,809. As we were incorporated on October 9, 2007, there are no comparative figures from previous years.

Cash provided by financing activities for the period from inception through September 30, 2008 was $45,000. We sold 2,000,000 shares of common stock to a director of the company for $0.0075 per share for $15,000 and we sold 1,000,000 shares of common stock to 25 investors for $.03 per share pursuant to our S-1 registration statement for $30,000.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2008 was $18,191 with no outstanding liabilities. Management believes our current cash balance will sustain operations for the next 12 months. We are an exploration stage company and have generated no revenue to date.

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

                           PART II - OTHER INFORMATION

ITEM 5. OTHER INFORMATION

On September 8, 2008, we received the resignation of Christopher Coldicutt, our sole officer and director.

On September 8, 2008 Susana Gomez was appointed as president, secretary, treasurer, chief executive officer, chief financial officer and sole director of our company. From 1984 to current, Ms. Gomez is the owner and operator of Susana Gomez Cleaning Services, Chula Vista, CA and provides cleaning and maintenance services to residential and commercial clients. From March 14, 2007 to January 31, 2008, Ms. Gomez served as Director of Wilson Creek Mining Corp., a Delaware corporation.

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

October 21, 2008             Wollemi Mining Corp., Registrant


                             By: /s/ Susana Gomez
                                ---------------------------------------------
                                Susana Gomez, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)