Form 10-Q
period 2009-03-31
Wollemi Mining Corp.
filed 2009-04-17
CIK 1429426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED MARCH 31, 2009

                        Commission File Number 333-149898


                              WOLLEMI MINING CORP.
             (Exact name of registrant as specified in its charter)

                                    DELAWARE
         (State or other jurisdiction of incorporation or organization)

                                108 Landis Avenue
                              Chula Vista, CA 91910
          (Address of Principal Executive Offices, Including Zip Code)

                     Phone (619) 977-7971 Fax (702) 977-7973
                     (Telephone Number, Including Area Code)

                                    Copy To:
                              Robert C. Weaver, Jr.
                                 721 Devon Court
                               San Diego, CA 92109
                     Phone (858) 488-4433 Fax (858) 488-2555

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of April 14, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 months ended March 31, 2009, prepared by the company, immediately follow.

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                         (Unaudited)
                                                                           As of              As of
                                                                          March 31,         December 31,
                                                                            2009               2008
                                                                          --------           --------
                                     ASSETS
CURRENT ASSETS
  Cash                                                                    $ 10,276           $ 17,186
                                                                          --------           --------
TOTAL CURRENT ASSETS                                                        10,276             17,186
                                                                          --------           --------

      TOTAL ASSETS                                                        $ 10,276           $ 17,186
                                                                          ========           ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)
LIABILITIES

TOTAL LIABILITIES                                                         $     --           $     --
                                                                          --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock $0.0001 par value, 75,000,000 shares authorized,
   3,000,000 and 3,000,000 issued and outstanding as of March 31, 2009
   and as of December 31, 2008 respectively                                    300                300
  Additional paid- in capital                                               44,700             44,700
  Deficit accumulated during exploration stage                             (34,724)           (27,814)
                                                                          --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                        10,276             17,186
                                                                          --------           --------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)                  $ 10,276           $ 17,186
                                                                          ========           ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                       Statements of Operation (Unaudited)
--------------------------------------------------------------------------------

                                                                                     October 9 ,2007
                                          Three months          Three months           (inception)
                                             Ended                 Ended                through
                                            March 31,             March 31,             March 31,
                                              2009                  2008                  2009
                                           -----------           -----------           -----------
REVENUES
  Revenue                                  $        --           $        --           $        --
                                           -----------           -----------           -----------
TOTAL REVENUES                                      --                    --                    --
                                           -----------           -----------           -----------
OPERATING COSTS
  Administrative Expense                         6,910                 3,389                20,554
  Mineral Expenditures                              --                    --                14,170
                                           -----------           -----------           -----------
TOTAL OPERATING COSTS                            6,910                 3,389                34,724
                                           -----------           -----------           -----------

NET INCOME (LOSS)                          $    (6,910)          $    (3,389)          $   (34,724)
                                           ===========           ===========           ===========

Basic & Diluted (Loss) per Share           $     (0.00)          $     (0.00)
                                           ===========           ===========

Weighted Average Number of Shares            3,000,000             2,000,000
                                           ===========           ===========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
            Statements of Changes in Stockholders' Equity (Unaudited)
                From Inception October 9, 2007 to March 31, 2009
--------------------------------------------------------------------------------

                                                                                      Deficit
                                                                                    Accumulated
                                                                                      During
                                                    Common Stock         Paid in    Exploration      Total
                                               Shares         Amount     Capital       Stage         Equity
                                               ------         ------     -------       -----         ------
Balance, October 9, 2007                            --         $  --     $     --     $      --     $     --

Shares issued to founder on
 October 26, 2007 at $0.0075
 per share, par value .0001                  2,000,000           200       14,800                     15,000

Net (Loss) from Inception thru
 December 31, 2007                                  --            --           --        (7,594)      (7,594)
                                            ----------         -----     --------     ---------     --------
Balance, December 31, 2007                   2,000,000           200       14,800        (7,594)       7,406
                                            ==========         =====     ========     =========     ========
Shares issued to individules on
 May 31, 2008 at $0.03 per share,
 par value .0001                             1,000,000           100       29,900                     30,000

Net (Loss) for Year ended
 December 31, 2008                                  --            --           --       (20,220)     (20,220)
                                            ----------         -----     --------     ---------     --------

Balance, December 31, 2008                   3,000,000           300       44,700       (27,814)      17,186
                                            ==========         =====     ========     =========     ========

Net (Loss) for Perid ended
 March 31, 2009                                     --            --           --        (6,910)      (6,910)
                                            ----------         -----     --------     ---------     --------

Balance, March 31, 2009                      3,000,000         $ 300     $ 44,700     $ (34,724)    $ 10,276
                                            ==========         =====     ========     =========     ========

                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An exploration stage company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                    October 9, 2007
                                                               Three months       Three months        (inception)
                                                                  Ended              Ended             through
                                                                 March 31,          March 31,          March 31,
                                                                   2009               2008               2009
                                                                 --------           --------           --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                                              $ (6,910)          $ (3,389)          $(34,724)
                                                                 --------           --------           --------
      Net cash provided by (used in) operating activities:         (6,910)            (3,389)            34,724)

CASH FLOW FROM INVESTMENT ACTIVITIES

      Net cash provided by (used in) investment activities:            --                 --                 --

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                                             --                 --                300
  Additional Paid-in Capital                                           --                 --             44,700
                                                                 --------           --------           --------
      Net cash provided by (used in) financing activities              --                 --             45,000

Net increase (decrease) in cash                                    (6,910)            (3,389)            10,276
Cash at beginning of period                                        17,186              7,406                 --
                                                                 --------           --------           --------
CASH AT END OF PERIOD                                            $ 10,276           $  4,017           $ 10,276
                                                                 ========           ========           ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW INFORMATION

Cash paid during period for:
  Interest Paid                                                  $     --           $     --           $     --
                                                                 ========           ========           ========
  Income Taxes Paid                                              $     --           $     --           $     --
                                                                 ========           ========           ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009


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

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009


NOTE 2 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES - CONTINUED

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

                                                            As of March 31, 2009
                                                            --------------------
     Deferred tax assets:
       Net Operating Loss                                         $ 5,209
       Other                                                            0
                                                                  -------
       Gross deferred tax assets                                    5,209
       Valuation allowance                                         (5,209)
                                                                  -------

     Net deferred tax assets                                      $     0
                                                                  =======

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009


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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $34,724 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                 March 31, 2009


NOTE 8 - STOCK TRANSACTIONS -CONTINUED

On October 9, 2007 the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0075 per share for a total of $15,000.

On May 31, 2008 the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.03 per share for a total of $30,000.

As of March 31, 2009 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of March 31, 2009:

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

We incurred operating expenses of $6,910 and $3,389 for the three months ended March 31, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through March 31, 2009 was $34,724.

The following table provides selected financial data about our company for the three months ended March 31, 2009.

                     Balance Sheet Data:           03/31/09
                     -------------------           --------

                     Cash                          $10,276
                     Total assets                  $10,276
                     Total liabilities             $     0
                     Shareholders' equity          $10,276

Cash provided by financing activities for the period from inception through March 31, 2009 was $45,000. We sold 2,000,000 shares of common stock to a director of the company for $0.0075 per share for $15,000 and we sold 1,000,000 shares of common stock to 25 investors for $.03 per share pursuant to our S-1 registration statement for $30,000.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at March 31, 2009 was $10,276 with no outstanding liabilities. Management believes our current cash balance will sustain operations for the next 12 months. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date.

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

ITEM 4. CONTROLS AND PROCEDURES

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

April 14, 2009                 Wollemi Mining Corp., Registrant


                               By: /s/ Susana Gomez
                                   ---------------------------------------------
                                   Susana Gomez, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)