Form 10-Q
period 2009-06-30
Wollemi Mining Corp.
filed 2009-08-11
CIK 1429426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED JUNE 30, 2009

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

                      Phone(619)977-7971 Fax (702)977-7973
                     (Telephone number, including area code)

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 3,000,000 shares as of August 10, 2009.

ITEM 1. FINANCIAL STATEMENTS

The un-audited quarterly financial statements for the 3 and 6 months ended June 30, 2009, prepared by the company, immediately follow.

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                                 Balance Sheets
--------------------------------------------------------------------------------

                                                                      (Unaudited)
                                                                        As of              As of
                                                                       June 30,         December 31,
                                                                         2009               2008
                                                                       --------           --------
                                     ASSETS

CURRENT ASSETS
  Cash                                                                 $  7,636           $ 17,186
                                                                       --------           --------
TOTAL CURRENT ASSETS                                                      7,636             17,186
                                                                       --------           --------

      TOTAL ASSETS                                                     $  7,636           $ 17,186
                                                                       ========           ========

                 LIABILITIES AND SHAREHOLDERS' EQUITY (DEFICIT)

LIABILITIES

      TOTAL LIABILITIES                                                $     --           $     --
                                                                       --------           --------

STOCKHOLDERS' EQUITY (DEFICIT)
  Common Stock $0.0001 par value, 75,000,000 shares
   authorized, 3,000,000 and 3,000,000 issued and outstanding
   as of June 30, 2009 and as of December 31, 2008 respectively             300                300
  Additional paid- in capital                                            44,700             44,700
  Deficit accumulated during exploration stage                          (37,364)           (27,814)
                                                                       --------           --------
TOTAL STOCKHOLDERS' EQUITY (DEFICIT)                                      7,636             17,186
                                                                       --------           --------

      TOTAL LIABILITIES & SHAREHOLDERS' EQUITY (DEFICIT)               $  7,636           $ 17,186
                                                                       ========           ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                       Statements of Operation (Unaudited)
--------------------------------------------------------------------------------

                                                                                                       October 9 ,2007
                                     Three months     Three months      Six months       Six months      (inception)
                                        Ended            Ended            Ended            Ended           through
                                       June 30,         June 30,         June 30,         June 30,         June 30,
                                         2009             2008             2009             2008             2009
                                      ----------       ----------       ----------       ----------       ----------
REVENUES
  Revenue                             $       --       $       --       $       --       $       --       $       --
                                      ----------       ----------       ----------       ----------       ----------
TOTAL REVENUES                                --               --               --               --               --
                                      ----------       ----------       ----------       ----------       ----------
OPERATING COSTS
 Administrative Expense                    2,640            4,119            9,550            7,508           23,194
 Mineral Expenditures                         --               --               --               --           14,170
                                      ----------       ----------       ----------       ----------       ----------
TOTAL OPERATING COSTS                      2,640            4,119            9,550            7,508           37,364
                                      ----------       ----------       ----------       ----------       ----------

NET INCOME (LOSS)                     $   (2,640)      $   (4,119)      $   (9,550)      $   (7,508)      $  (37,364)
                                      ==========       ==========       ==========       ==========       ==========

Basic & Diluted (Loss) per Share           (0.00)           (0.00)           (0.00)           (0.00)
                                      ==========       ==========       ==========       ==========

Weighted Average Number of Shares      3,000,000        2,340,659        3,000,000        2,170,330
                                      ==========       ==========       ==========       ==========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
            Statements of Changes in Stockholders' Equity (Unaudited)
                 From Inception October 9, 2007 to June 30, 2009
--------------------------------------------------------------------------------

                                                                                  Deficit
                                                                                Accumulated
                                                                                  During
                                                Common Stock         Paid in    Exploration      Total
                                           Shares         Amount     Capital       Stage         Equity
                                           ------         ------     -------       -----         ------
Balance, October 9, 2007                        --         $  --     $     --     $      --     $     --

Shares issued to founder on
 October 26, 2007 at $0.0075
 per share, par value .0001              2,000,000           200       14,800            --       15,000

Net (Loss) from Inception thru
 December 31, 2007                              --            --           --        (7,594)      (7,594)
                                        ----------         -----     --------     ---------     --------
Balance, December 31, 2007               2,000,000           200       14,800        (7,594)       7,406
                                        ==========         =====     ========     =========     ========
Shares issued to individules on
 May 31, 2008 at $0.03 per share,
 par value .0001                         1,000,000           100       29,900            --       30,000

Net (Loss) for Year ended
 December 31, 2008                              --            --           --       (20,220)     (20,220)
                                        ----------         -----     --------     ---------     --------

Balance, December 31, 2008               3,000,000           300       44,700       (27,814)      17,186
                                        ==========         =====     ========     =========     ========
Net (Loss) for Perid ended
 June 30, 2009                                  --            --           --        (9,550)      (9,550)
                                        ----------         -----     --------     ---------     --------
Balance, June 30, 2009 (Unaudited)       3,000,000         $ 300     $ 44,700     $ (37,364)    $  7,636
                                        ==========         =====     ========     =========     ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                       Statements of Cash Flow (Unaudited)
--------------------------------------------------------------------------------

                                                                                                         October 9 ,2007
                                          Three months     Three months     Six months      Six months     (inception)
                                             Ended            Ended           Ended           Ended          through
                                            June 30,         June 30,        June 30,        June 30,        June 30,
                                              2009             2008            2009            2008            2009
                                            --------         --------        --------        --------        --------
CASH FLOW FROM OPERATING ACTIVITIES
  Net Income (Loss)                         $ (2,640)        $ (4,119)       $ (9,550)       $ (7,508)       $(37,364)
                                            --------         --------        --------        --------        --------
      Net cash provided by (used in)
       operating activities                   (2,640)          (4,119)         (9,550)         (7,508)        (37,364)

CASH FLOW FROM INVESTMENT ACTIVITIES

      Net cash provided by (used in)
       investment activities                      --               --              --              --              --

CASH FLOW FROM FINANCING ACTIVITIES
  Issuance of Common Stock                        --              100              --             100             300
  Additional Paid-in Capital                      --           29,900              --          29,900          44,700
                                            --------         --------        --------        --------        --------
      Net cash provided by (used in)
       financing activities                       --           30,000              --          30,000          45,000

Net increase (decrease) in cash               (2,640)          25,881          (9,550)         22,492           7,636
Cash at beginning of period                   10,276            4,017          17,186           7,406              --
                                            --------         --------        --------        --------        --------
CASH AT END OF PERIOD                       $  7,636         $ 29,898        $  7,636        $ 29,898        $  7,636
                                            ========         ========        ========        ========        ========

SUPPLEMENTAL DISCLOSURES OF CASH FLOW
INFORMATION

Cash paid during period for:
  Interest Paid                             $     --         $     --        $     --        $     --        $     --
                                            ========         ========        ========        ========        ========
  Income Taxes Paid                         $     --         $     --        $     --        $     --        $     --
                                            ========         ========        ========        ========        ========


                        See Notes to Financial Statements

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2009
--------------------------------------------------------------------------------

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

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2009
--------------------------------------------------------------------------------

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

                                                             As of June 30, 2009
                                                             -------------------
     Deferred tax assets:
       Net Operating Loss                                          $ 5,605
       Other                                                             0
                                                                   -------
       Gross deferred tax assets                                   $ 5,605
       Valuation allowance                                         $(5,605)
                                                                   -------

       Net deferred tax assets                                     $     0
                                                                   =======

NOTE 4 - COMMITMENTS AND CONTINGENCIES

LITIGATION

The Company is not presently involved in any litigation.

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2009
--------------------------------------------------------------------------------

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

The financial statements of the Company have been prepared assuming that the Company will continue as a going concern, which contemplates, among other things, the realization of assets and the satisfaction of liabilities in the normal course of business. The Company has incurred cumulative net losses of $37,364 since its inception and requires capital for its contemplated operational and marketing activities to take place. The Company's ability to raise additional capital through the future issuances of common stock is unknown. The obtainment of additional financing, the successful development of the Company's contemplated plan of operations, and its transition, ultimately, to the attainment of profitable operations are necessary for the Company to continue operations.

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

                              Wollemi Mining Corp.
                         (An Exploration Stage Company)
                    Notes to Financial Statements (Unaudited)
                                  June 30, 2009
--------------------------------------------------------------------------------

NOTE 8 - STOCK TRANSACTIONS - CONTINUED

On October 9, 2007 the Company issued a total of 2,000,000 shares of common stock to one director for cash in the amount of $0.0075 per share for a total of $15,000.

On May 31, 2008 the Company issued a total of 1,000,000 shares of common stock to 25 individuals for cash in the amount of $0.03 per share for a total of $30,000.

As of June 30, 2009 the Company had 3,000,000 shares of common stock issued and outstanding.

NOTE 9 - STOCKHOLDERS' EQUITY

The stockholders' equity section of the Company contains the following classes of capital stock as of June 30, 2009:

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

We incurred operating expenses of $2,640 and $4,119 for the three months ended June 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through June 30, 2009 was $37,364.

The following table provides selected financial data about our company for the three months ended June 30, 2009.

                      Balance Sheet Data:          06/30/09
                      -------------------          --------

                      Cash                          $7,636
                      Total assets                  $7,636
                      Total liabilities             $    0
                      Shareholders' equity          $7,636

Cash provided by financing activities for the period from inception through June 30, 2009 was $45,000. We sold 2,000,000 shares of common stock to a director of the company for $0.0075 per share for $15,000 and we sold 1,000,000 shares of common stock to 25 investors for $.03 per share pursuant to our S-1 registration statement for $30,000.

Our auditors have issued a going concern opinion. This means that there is substantial doubt that we can continue as an on-going business for the next twelve months unless we obtain additional capital to pay our bills. This is because we have not generated revenues and no revenues are anticipated until we begin removing and selling minerals. There is no assurance we will ever reach that point.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at June 30, 2009 was $7,636 with no outstanding liabilities. Management believes our current cash balance will sustain operations for the next 12 months. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We are an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

Our plan of operation is to continue mineral exploration activities on the Bonanza Property in order to assess whether the property contains mineral reserves capable of commercial extraction as funding becomes available. Our exploration program is designed to explore for commercially viable deposits of silver, gold and other minerals. We have not, nor has any predecessor, identified any commercially exploitable reserves of these minerals on the Bonanza Property.

The geologist has completed the field work and provided us with his report on the findings. The company is currently reviewing his recommendations for further exploration if we are able to find the necessary funding. If we decide to proceed with phase two of the exploration program, in addition to the $9,500 we anticipate spending for phase two, we anticipate spending over the next 12 months an additional $6,000 on professional fees, including fees payable in connection with reporting obligations. Total expenditures are therefore expected to be approximately $15,500.

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

  Phase          Exploration Program                     Cost                      Status
  -----          -------------------                     ----                      ------
 Phase I    VLF-EM and magnetometer surveys             $ 6,500      Completed

 Phase II   Localized soil surveys, trenching and       $ 9,500      Expected to be completed in late 2009
            sampling over known and indicated                        (depending on funding and consulting
            mineralized zones                                        geologist's schedule).

 Phase III  Test Diamond drilling outlined by           $70,000      Expected to be completed in 2010
            Phase 1 and 2 programs.                                  (depending on the results of Phase 2,
                                                                     availability of funding and consulting
                                                                     geologist's schedule.)

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

Following Phase II of the exploration program, if it proves successful in identifying mineral deposits, we intend to proceed with Phase III of our exploration program if we are able to raise the funds necessary. The estimated cost of this program is $70,000 and will take approximately 2 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report. Subject to financing, we anticipate commencing Phase II of our exploration program in late 2009 and Phase III of our exploration program in 2010, depending on whether the Phase II program proves successful in identifying mineral deposits. We have a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our entire exploration program.

We will require additional funding to proceed with Phase II, Phase III and any subsequent work on the claim, we have no current plans on how to raise the additional funding. We cannot provide investors with any assurance that we will be able to raise sufficient funds to proceed with any work after the first two phases of the exploration program.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended June 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

August 10, 2009               Wollemi Mining Corp., Registrant


                              By: /s/ Susana Gomez
                                  ----------------------------------------------
                                  Susana Gomez, Director, President, Secretary, Treasurer and Chief Financial Officer (Principal Executive Officer and Principal Accounting Officer)