Form 10-Q
period 2009-09-30
Wollemi Mining Corp.
filed 2009-11-16
CIK 1429426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the Quarterly Period Ended September 30, 2009

[ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the Transition Period from ___________ to ___________

                       Commission file number: 333-149898


                              WOLLEMI MINING CORP.
             (Exact name of registrant as specified on its charter)

            Delaware                                              26-1272059
  (State or other jurisdiction                                  (IRS Employer
of incorporation or organization)                            Identification No.)

 No. 78 Kanglong East Road, Yangdaili, Chendai Township,
Jinjiang City, Fujian Province, P. R. China                        362200
      (Address of principle executive offices)                   (Zip Code)

                           (86 595) 8677 0999 (China)
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer", "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (Check one):

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act. Yes [ ] No [X]

As of November 13, 2009, 15,000,000 shares of Wollemi Mining Corp. common stock, par value $0.0001 per share, were outstanding.

                              Wollemi Mining Corp.

                                TABLE OF CONTENTS

Part I Financial Information                                                   3

Item 1. Financial Statements                                                   3

     Condensed Balance Sheets as of September 30, 2009 and
     December 31, 2008                                                         3

     Condensed Statements of Operation for the Three and Nine Months
     Ended September 30, 2009 and 2008                                         4

     Condensed Statements of Cash Flows for the Nine Months Ended
     September 30, 2009 and 2008                                               5

     Notes to Condensed Financial Statements                                   6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 12

Item 3. Quantitative and Qualitative Disclosures About Market Risk            15

Item 4. Controls and Procedures                                               15

Part II Other Information                                                     15

Item 1. Legal Proceedings                                                     15

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds           15

Item 3. Defaults upon Senior Securities                                       15

Item 4. Submission of Matters to a Vote of Security Holders                   15

Item 5. Other Information                                                     16

Item 6. Exhibits                                                              16

Signatures                                                                    17

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Wollemi Mining Corp.
(A Development Stage Company)
Condensed Balance Sheets
As of September 30, 2009 and December 31, 2008
(Stated in US Dollars)

                                                               September 30,      December 31,
                                                                   2009               2008
                                                                 --------           --------
                                                                (Unaudited)
ASSET

Current asset
  Cash and cash equivalents                                      $  4,111           $ 17,186
                                                                 --------           --------

      Total current asset                                           4,111             17,186
                                                                 --------           --------

TOTAL ASSET                                                      $  4,111           $ 17,186
                                                                 ========           ========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

TOTAL LIABILITIES                                                $     --           $     --
                                                                 --------           --------

COMMITMENTS AND CONTINGENCIES

STOCKHOLDERS' EQUITY
  Common stock : par value of $0.0001 per share
   Authorized 75,000,000 shares; issued and outstanding
   4,500,000 shares in 2009 and 2008 - Note 5                    $    450           $    450
  Additional paid-in capital                                       44,550             44,550
  Accumulated deficit                                             (40,889)           (27,814)
                                                                 --------           --------

TOTAL STOCKHOLDERS' EQUITY                                          4,111             17,186
                                                                 --------           --------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $  4,111           $ 17,186
                                                                 ========           ========

                 The accompanying notes are an integral part of
                     these condensed financial statements.

Wollemi Mining Corp.
(A Development Stage Company)
Condensed Statements of Operations
For the three and nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

                                                                                                    From inception on
                                           Nine months ended               Three months ended        October 9, 2007
                                              September 30,                   September 30,              through
                                      --------------------------      ---------------------------      September 30,
                                         2009            2008            2009             2008             2009
                                      ----------      ----------      ----------       ----------       ----------
                                     (Unaudited)     (Unaudited)     (Unaudited)      (Unaudited)      (Unaudited)
Revenues                              $       --      $       --      $       --       $       --       $       --
                                      ----------      ----------      ----------       ----------       ----------
Operating expenses
  Administrative expenses                 13,075          10,545           3,525            3,037           26,719
  Mineral expenditures                        --           6,670              --            6,670           14,170
                                      ----------      ----------      ----------       ----------       ----------

                                          13,075          17,215           3,525            9,707           40,889
                                      ----------      ----------      ----------       ----------       ----------

Net loss                              $  (13,075)     $  (17,215)     $   (3,525)      $   (9,707)      $  (40,889)
                                      ==========      ==========      ==========       ==========       ==========

Loss per share
  Basic and diluted - Note 4          $    (0.00)     $    (0.00)     $    (0.00)      $    (0.00)      $    (0.01)
                                      ==========      ==========      ==========       ==========       ==========

Weighted average number of shares
 outstanding:
   Basic and diluted - Note 4          4,500,000       3,673,358       4,500,000        4,500,000        4,036,170
                                      ==========      ==========      ==========       ==========       ==========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

Wollemi Mining Corp.
(A Development Stage Company)
Condensed Statements of Cash Flows
For the nine months ended September 30, 2009 and 2008
(Stated in US Dollars)

                                                                                      From inception on
                                                             Nine months ended         October 9, 2007
                                                                September 30,              through
                                                        --------------------------       September 30,
                                                           2009            2008              2009
                                                         --------        --------          --------
                                                        (Unaudited)     (Unaudited)       (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net loss                                               $(13,075)       $(17,215)         $(40,889)
  Change in operating asset and liability:-
    Prepaid expenses                                           --          (2,000)               --
                                                         --------        --------          --------

Net cash flows used in operating activities               (13,075)        (19,215)          (40,889)
                                                         --------        --------          --------

CASH FLOWS FROM FINANCING ACTIVITIES
  Issuance of common stock                                     --          30,000            45,000
                                                         --------        --------          --------

Net cash flows provided by financing activities                --          30,000            45,000
                                                         --------        --------          --------

Net (decrease)/increase in cash and cash
  equivalents                                             (13,075)         10,785             4,111

Cash and cash equivalents - beginning of period            17,186           7,406                --
                                                         --------        --------          --------

Cash and cash equivalents - end of period                $  4,111        $ 18,191          $  4,111
                                                         ========        ========          ========

Supplemental disclosures of cash flow information:-

Cash paid for:
  Interest paid                                          $     --        $     --          $     --
                                                         ========        ========          ========

  Income taxes                                           $     --        $     --          $     --
                                                         ========        ========          ========


                 The accompanying notes are an integral part of
                     these condensed financial statements.

Wollemi Mining Corp.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Stated in US Dollars)


1. CORPORATE INFORMATION

     Wollemi Mining Corp. (the "Company") was incorporated on October 9, 2007 under the laws of the State of Delaware with authorized share capital of $7,500, divided into 75,000,000 common shares of $0.0001 par value each. The issued share capital of the Company is $300, divided into 3,000,000 common shares of $0.0001 par value each. On September 28, 2009 the Board approved a 1.5-for-1 forward stock split (the "Forward Stock Split") of all issued and outstanding shares of common stock of the Company. On October 16, 2009, the Financial Industry Regulatory Authority ("FINRA") approved the Company application for Forward Stock Split. As a result, the total issued and outstanding shares of common stock of the Company were 4,500,000 common shares. The Company was primarily engaged in the acquisition and exploration of mining properties. The Company has been in the exploration stage since its formation and has not yet realized any revenues from its planned operations.

     On November 5, 2009, the Company entered into a share exchange agreement (the "Share Exchange Agreement") with Peakway Worldwide Limited ("Peakway"), a British Virgin Islands company, and its sole shareholder, Cabo Development Limited ("Cabo"), a British Virgin Islands company. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital stock of Peakway in exchange for 10,500,000 shares of the Company's newly issued common stock at par value of $0.0001 each, which constitute 70% of the Company's issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplating by Share Exchange Agreement (the "RTO").

     As a result of the RTO completed on November 11, 2009, the Company acquired 100% of the capital stock of Peakway and consequently, control of the business and operations of Peakway. From and after the closing of the Share Exchange Agreement, the Company's primary operations consist of the business and operations of Peakway, which acts as an investment holding company and currently has three subsidiaries namely, Alberta Holdings Limited ("Alberta"), Fuijang Jinjiang Pacific Shoes Company Limited
     ("Pacific Shoes") and Fujian Baopiao Light Industry Company Limited ("Baopiao").

     Alberta was incorporated in Hong Kong on November 4, 2006 as a limited liability company with authorized share capital of 10,000 Hong Kong dollars ("HK$"), divided into 10,000 common shares of HK$1 par value each. The issued share capital of Alberta is HK$1, being 1 common share of HK$1 par value. Alberta is also a holding company and had no other operation since its incorporation.

     Pacific Shoes was established as a sino-foreign equity joint venture entity in the People's Republic of China (the "PRC") on April 9, 1993 with registered capital of 5,000,000 Renminbi ("RMB") (which are not divided into shares) and its registered capital was fully paid up. Pacific Shoes is engaged in the design, manufacturing and trading of footwear.

     Baopiao was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006 with registered capital of HK$50,000,000 (which are not divided into shares). As of September 30, 2009, its paid up capital was HK$16,370,478 of which HK$15,401,180 was certified. Baopiao had been under development and had not started commercial operations. Baopiao is to engage in the design, manufacturing and trading of footwear.

     The RTO will be accounted for as a recapitalization effected by a share exchange, wherein Peakway is considered the acquirer for accounting and financial reporting purposes. The Company's assets and liabilities would be brought forward at their book value and no goodwill would be recognized. The financial statements will be issued under the name of the Company, represent the continuation of the financial statements of Peakway.

Wollemi Mining Corp.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Stated in US Dollars)


2. BASIS OF PRESENTATION

     These unaudited condensed financial statements of the Company have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the "US GAAP") have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with the audited financial statements for the year ended December 31, 2008.

     In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Recently issued accounting pronouncements

     THE FINANCIAL ACCOUNTING STANDARDS BOARD ("FASB") ACCOUNTING STANDARDS CODIFICATION ACCOUNTING STANDARDS UPDATE ("ASC UPDATE") NO.2009-1. In June 2009, the FASB approved its Accounting Standards CodificationTM ("Codification") as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

     As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current quarter financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

Wollemi Mining Corp.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Stated in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Recently issued accounting pronouncements (cont'd)

     In August 2009, the FASB issued ASC Update No. 2009-05, an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASC Update No. 2009-05. ASC Update No. 2009-05 will become effective for the Company's annual financial statements for the year ended December 31, 2009. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

     In October 2009, the FASB issued ASC Update No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force. This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

     NONCONTROLLING INTERESTS (INCLUDED IN ASC NO. 810 "CONSOLIDATION", PREVIOUSLY STATEMENT OF FINANCIAL ACCOUNTING STANDARD ("SFAS") NO. 160 "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS", AN AMENDMENT OF ACCOUNTING RESEARCH BULLETIN ("ARB") NO. 51). SFAS No. 160 establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted SFAS No. 160 on January 1, 2009. The adoption of this statement has no material effect on the Company's financial statements.

     BUSINESS COMBINATIONS (INCLUDED IN ASC NO. 805 "BUSINESS COMBINATIONS", PREVIOUSLY SFAS NO. 141(R)). This ASC guidance revised SFAS No. 141, "Business Combinations" and addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this standard has no material impact on the Company's financial statements.

     INTANGIBLES-GOODWILL AND OTHER (INCLUDED IN ASC NO. 350, PREVIOUSLY FASB STAFF POSITION FAS ("FSP") NO. 142-3, DETERMINATION OF THE USEFUL LIFE OF INTANGIBLE ASSETS). FSP No. 142-3 amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. FSP No. 142-3 is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

Wollemi Mining Corp.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Stated in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Recently issued accounting pronouncements (cont'd)

     BUSINESS COMBINATIONS (INCLUDED IN ASC NO. 805, PREVIOUSLY FSP NO. 141R-1 "ACCOUNTING FOR ASSETS ACQUIRED AND LIABILITIES ASSUMED IN A BUSINESS COMBINATION THAT ARISE FROM CONTINGENCIES"). FSP No. 141R-1 amends the provisions in SFAS No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. FSP No. 141R-1 eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria in SFAS No. 141(R) and instead carries forward most of the provisions in SFAS No. 141 for acquired contingencies. FSP No. 141R-1 is effective for contingent assets and contingent liabilities acquired in evaluating the impact of SFAS No. 141(R) beginning on or after December 15, 2008. The adoption of this standard has no material effect on the Company's financial statements.

     FAIR VALUE MEASUREMENTS AND DISCLOSURES (INCLUDED IN ASC NO.820, PREVIOUSLY FSP NO. 157-4, "DETERMINING WHETHER A MARKET IS NOT ACTIVE AND A TRANSACTION IS NOT DISTRESSED"). FSP No. 157-4 clarifies when markets are illiquid or that market pricing may not actually reflect the "real" value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. FSP No. 157-4 identifies factors to be considered when determining whether or not a market is inactive. FSP No. 157-4 would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this standard has no material effect on the Company's financial statements.

     INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (INCLUDED IN ASC NO. 825 "FINANCIAL INSTRUMENTS", PREVIOUSLY FSP NO. 107-1). This guidance requires that the fair value disclosures required for all financial instruments within the scope of SFAS No. 107, " Disclosures about Fair Value of Financial Instruments", be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. FSP No.107-1 was effective for interim periods ending after September 15, 2009. The adoption of this standard has no material impact on the Company's financial statements.

     SUBSEQUENT EVENTS (INCLUDED IN ASC NO. 855 "SUBSEQUENT EVENTS", PREVIOUSLY SFAS NO.165). SFAS No.165, "Subsequent Events" establishes accounting and disclosure requirements for subsequent events. SFAS No.165 details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this statement effective June 1, 2009. The adoption of this standard has no material impact on the Company's financial statements.

Wollemi Mining Corp.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Stated in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     Recently issued accounting pronouncements (cont'd)

     INVESTMENTS - DEBT AND EQUITY SECURITIES - OVERALL - TRANSITION AND OPEN EFFECTIVE DATE INFORMATION (INCLUDED IN ASC 320-10-65, PREVIOUSLY FSP NO. 115-2 AND SFAS NO. 124-2, "RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS"). ASC 320-10-65 amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this statement has no material impact on the Company's financial statements.

     ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS (TO BE INCLUDED IN ASC NO. 860 "TRANSFERS AND SERVICING", PREVIOUSLY SFAS NO. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS--AN AMENDMENT OF FASB STATEMENT NO. 140."). SFAS No. 166 addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Also, SFAS No. 166 removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statements users to provide greater transparency. SFAS No. 166 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES - AMENDED (TO BE INCLUDED IN ASC NO. 810 "CONSOLIDATION", PREVIOUSLY SFAS NO. 167 "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)"). SFAS No. 167 amends FASB Interpretation No. 46 (revised December 2003), "Consolidation of Variable Interest Entities," to require an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. SFAS No.167 also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. SFAS No.167 is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this standard on the Company's financial statements.

Wollemi Mining Corp.
(A Development Stage Company)
Notes to Condensed Financial Statements
(Stated in US Dollars)


4. LOSS PER SHARE

     Basic   loss  per  share  is   computed   as  net  loss   divided   by  the
     weighted-average number of common shares outstanding for the period.

     Diluted   loss  per  share  is  computed   as  net  loss   divided  by  the
     weighted-average number of common shares outstanding for the period plus common stock equivalents.

     During the period, the Company had no dilutive instruments. Accordingly, the basic and diluted loss per share are the same.

     Following the Forward Stock Split approved by FINRA as set out in Note 1, the number of shares outstanding were adjusted retrospectively to the earliest period presented.

5. COMMON STOCK

     The Company was incorporated on October 9, 2007 under the laws of the State of Delaware with authorized share capital of $7,500 divided into 75,000,000 common shares of $0.0001 par value each, of which 4,500,000 shares (as adjusted for the Forward Stock Split) were issued. Following the Forward Stock Split approved by FINRA as set out in Note 1, the number of common shares outstanding and the amount were adjusted retrospectively in 2009 and 2008.

6. SUBSEQUENT EVENT

     The Company has conducted the subsequent events review through November 16, 2009, the date these financial statements were filed with the SEC, and determined that other than the Forward Stock Split and the RTO set out in
     Note 1, there were no other subsequent events or transactions that required recognition or disclosure in the financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This section of this report includes a number of forward-looking statements that reflect our current views with respect to future events and financial performance.  Forward-looking  statements  are often  identified  by words like:
"believe", "expect", "estimate", "anticipate", "intend", "project" and similar expressions, or words which, by their nature, refer to future events. You should not place undue certainty on these forward-looking statements, which apply only as of the date of our report. These forward-looking statements are subject to certain risks and uncertainties that could cause actual results to differ materially from historical results or our predictions. We are an exploration stage company and have not yet generated or realized any revenues.

BUSINESS

Wollemi Mining Corp. was incorporated on October 9, 2007 under the laws of the State of Delaware. Our original business plan was to acquire, explore and develop mineral properties. We owned a 100% undivided interest in the Bonanza Lode Mineral Claim located in Clark County, State of Nevada that we call the "Bonanza Property". The Bonanza Lode Mineral Claim expired on September 1, 2009. We conducted mineral exploration activities on the Bonanza Property in order to assess whether it contains any commercially exploitable mineral reserves. We had not discovered commercially exploitable levels of mineral resources on the Bonanza Property till the mineral claim expired on September 1, 2009.

From September 1, 2009 to October 22, 2009 when we completed a change in control, we were engaged in searching for other suitable mining properties. As of the date of the change in control, we determined that our original business plan was no longer financially feasible. From then on, we were pursuing an acquisition strategy, whereby we sought to acquire businesses with a history of operating revenues in markets that provide room for growth. We were engaged in identifying, investigating and, if warranted, acquiring companies that will enhance our revenues and increase shareholder value.

On September 28, 2009 the Board approved a 1.5-for-1 forward stock split of all issued and outstanding shares of common stock of the Company. On October 16, 2009, the Financial Industry Regulatory Authority ("FINRA") approved the Company application for forward stock split applicant. As a result, the total issued and outstanding shares of common stock of the Company were 4,500,000 common shares.

On November 11, 2009, we completed a reverse merger transaction with Peakway Worldwide Limited ("Peakway"), a company incorporated under the laws of British Virgin Islands. As a result of the reverse merger completed on November 11, 2009, we acquired 100% of the capital stock of Peakway and consequently, control of the business and operations of Peakway. From and after the closing of the reverse transaction, our primary operations consist of the business and operations of Peakway, which acts as an investment holding company and currently has three subsidiaries. The business operations of Peakway are conducted through its indirect wholly-owned Chinese subsidiaries, Fuijang Jinjiang Pacific Shoes Company Limited and Fujian Baopiao Light Industry Company Limited (collectively "Chinese Subsidiaries"). Our Chinese Subsidiaries develop, manufacture sports and casual footwear and sell a majority of its products through distributors. All of our products are designed by us for our exclusive distribution and joint sales under the brand name of "Baopiao".

RESULTS OF OPERATIONS

We were still in our exploration stage and generated no revenues during the fiscal quarter ended September 30, 2009.

We incurred operating expenses of $3,525 and $9,707 for the three months ended September 30, 2009 and 2008, respectively. These expenses consisted of general operating expenses and professional fees incurred in connection with the day to day operation of our business and the preparation and filing of our periodic reports. Our net loss from inception through September 30, 2009 was $40,889.

The following table provides selected financial data about our company for the three months ended September 30, 2009.

                      Balance Sheet Data:          09/30/09
                      -------------------          --------

                      Cash                          $4,111
                      Total assets                  $4,111
                      Total liabilities             $    0
                      Shareholders' equity          $4,111

Cash provided by financing activities for the period from inception through September 30, 2009 was $45,000. We issued 2,000,000 shares of common stock to a director of the company for $0.0075 per share for $15,000 and we issued 1,000,000 shares of common stock to 25 investors for $.03 per share pursuant to our S-1 registration statement for $30,000.

LIQUIDITY AND CAPITAL RESOURCES

Our cash balance at September 30, 2009 was $4,111 with no outstanding liabilities. Management believes our current cash balance will sustain operations for the next 12 months. If we experience a shortage of funds we may utilize funds from our director, who has informally agreed to advance funds to allow us to pay for filing fees and professional fees, however she has no formal commitment, arrangement or legal obligation to advance or loan funds to the company. We were an exploration stage company and have generated no revenue to date.

PLAN OF OPERATION

MINERAL EXPLORATION ACTIVITIES

Our plan of operation prior to the change in control was to conduct mineral exploration activities on the Bonanza Property in order to assess whether the property contains mineral reserves capable of commercial extraction as funding becomes available. Our exploration program was designed to explore for commercially viable deposits of silver, gold and other minerals. We had not, nor had any predecessor, identified any commercially exploitable reserves of these minerals on the Bonanza Property till the Bonanza Lode Mineral Claim expired on September 1, 2009.

The geologist completed the field work and provided us with his report on the findings. The company reviewed his recommendations for further exploration if we were able to find the necessary funding.

We engaged Mr. Laurence Sookochoff, P. Eng., to prepare a geological evaluation report on the Bonanza Property. Mr. Sookochoff's report summarized the results of the history of the exploration of the mineral claims, the regional and local geology of the mineral claims and the mineralization and the geological formations identified as a result of the prior exploration in the claim areas. The geological report also gave conclusions regarding potential mineralization of the mineral claims and recommends a further geological exploration program on the mineral claims. The exploration program recommended by Mr. Sookochoff is as follows:

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

The  above   program   costs  were   management's   estimates   based  upon  the
recommendations of the professional consulting geologist's report.

Phase I of the exploration program on the claim commenced in July, 2008 and we reviewed the report on the findings from consulting geologist.

If we had proceeded with Phase II of our exploration program, the estimated cost of this program would be $9,500 and would take approximately 10 days to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report.

If we had proceeded with Phase III of the exploration program, the estimated cost of Phase III of our exploration program would be $70,000 and would take approximately 2 weeks to complete and an additional two months for the consulting geologist to receive the results from the assay lab and prepare his report. Subject to financing, we anticipated commencing Phase II of our exploration program in late 2009 and Phase III of our exploration program in 2010, depending on whether the Phase II program proves successful in identifying mineral deposits. We had a verbal agreement with Laurence Sookochoff, P. Eng., the consulting geologist who prepared the geology report on our claim, to retain his services for our entire exploration program.

We required additional funding to proceed with Phase II, Phase III and any subsequent work on the claim. We had no plans on how to raise the additional funding and we decided to abandon the Bonanza Lode Mineral Claim when it expired on September 1, 2009.

REVERSE MERGER TRANSACTION

On November 5, 2009, we entered into a share exchange agreement (the "Share Exchange Agreement") with Peakway Worldwide Limited ("Peakway"), a British Virgin Islands company, and its sole shareholder, Cabo Development Limited ("Cabo"), a British Virgin Islands company. Pursuant to the Share Exchange Agreement, we acquired 100% of the issued and outstanding capital stock of Peakway in exchange for 10,500,000 shares of our newly issued common stock at par value of $.0001 each, which constitute 70% of the issued and outstanding capital stock as of on a fully-diluted basis as of an immediately after the consummation of the transactions contemplating by Share Exchange Agreement.

As a result of the reverse transaction completed on November 11, 2009, we acquired 100% of the capital stock of Peakway and consequently, control of the business and operations of Peakway. From and after the closing of the Share Exchange Agreement, our primary operations consist of the business and operations of Peakway, which acts as an investment holding company and currently has three subsidiaries namely, Alberta Holdings Limited ("Alberta"), Fuijang
Jinjiang Pacific Shoes Company Limited ("Pacific Shoes") and Fujian Baopiao Light Industry Company Limited ("Baopiao").

Alberta was incorporated in Hong Kong on November 4, 2006 as a limited liability company with authorized share capital of 10,000 Hong Kong dollars ("HK$"), divided into 10,000 common shares of HK$1 par value each. The issued share capital of Alberta is HK$1, being 1 common share of HK$1 par value. Alberta is also a holding company and had no other operation since its incorporation.

Pacific Shoes was established as a sino-foreign equity joint venture entity in the People's Republic of China (the "PRC") on April 9, 1993 with registered capital of 5,000,000 Renminbi ("RMB") (which are not divided into shares) and its registered capital was fully paid up. Pacific Shoes is engaged in the design, manufacturing and trading of footwear.

Baopiao was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006 with registered capital of HK$50,000,000 (which are not divided into shares). As of September 30, 2009, its paid up capital was HK$16,370,478 and HK$15,401,180 was certified. During the three months ended September 30, 2009, Baopiao had been under development and had not started commercial operations. Baopiao is to engage in the design, manufacturing and trading of footwear.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

Not required.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended September 30, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceeding or claims that we believe will have, individually or in the aggregate, a material adverse effect on our business, financial condition or operating results.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

31.1 - Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 - Certification pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act, as amended, as adopted pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 - Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Wollemi Mining Corp.

Dated: November 16, 2009                   /s/ Haiting Li
                                           -------------------------------------
                                           Haiting Li
                                           Chief Executive Officer,
                                           President and Director


Dated: November 16, 2009                   /s/ Zhong Zhao
                                           -------------------------------------
                                           Zhong Zhao
                                           Chief Financial Officer