Form 10-K
period 2009-12-31
Pacific Bepure Industry Inc
filed 2010-03-31
CIK 1429426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended: December 31, 2009

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 or 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the transition period from ______________ to ______________

                       Commission file number: 333-149898

                          Pacific Bepure Industry Inc.
             (Exact name of registrant as specified in its charter)

          Delaware                                             26-1272059
 (State or other jurisdiction                         (I.R.S. Employer I.D. No.)
incorporation or organization)

             No. 78 Kanglong East Road, Yangdaili, Chendai Township,
               Jinjiang City, Fujian Province, P. R. China 362200
          (Address of principal executive offices, including Zip Code)

                           (86 595) 8677 0999 (China)
                         (Registrant's telephone number)

      Securities registered under Section 12(b) of the Exchange Act: None

         Securities registered under Section 12(g) of the Exchange Act:
                          Common Stock, $.001 par value

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act. Yes [ ] No [X]

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act. Yes [ ] No[X]

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss. 229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K. [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange

Large accelerated filer  [ ]                       Accelerated filer [ ]
Non-accelerated filer [ ]                          Smaller Reporting Company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The  issuer's   revenue  for  the  fiscal  year  ended  December  31,  2009  was
$25,428,497.

As of June 30, 2009, no market value was computed based upon the fact that no active trading market was established.

As of March 30, 2010, there were 15,000,000 shares of Common Stock issued and outstanding.

                          PACIFIC BEPURE INDUSTRY INC.

                                Table of Contents

Number                                                                      Page
------                                                                      ----

PART I

Item 1    Business                                                            3

Item 1A   Risk Factors                                                       11

Item 1B   Unresolved Staff Comments                                          23

Item 2    Properties                                                         23

Item 3    Legal Proceedings                                                  25

Item 4.   Submission of Matters to a Vote of Security Holders                25

PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  25

Item 6    Selected Financial Data                                            27

Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          27

Item 7A   Quantitative and Qualitative Disclosures about Market Risk         38

Item 8    Financial Statements and Supplementary Data                        38

Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           38

Item 9A   Control and Procedures                                             38

Item 9B   Other Information                                                  39

PART III

Item 10   Directors, Executive Officers and Corporate Governance             40

Item 11   Executive Compensation                                             42

Item 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    45

Item 13   Certain Relationships and Related Transactions                     46

Item 14   Principal Accountant Fees and Services                             46

PART IV

Item 15   Exhibits and Financial Statement Schedules                         47

Signatures                                                                   48

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-K are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to publicly release the results of any revisions to these forward-looking statements that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K, including those set forth under "Risk Factors".

USE OF DEFINED TERMS

Except as otherwise indicated by the context, references in this Annual Report on Form 10-K to the "Company," "Pacific Bepure," "we," "us" or "our" are references to the combined business of Pacific Bepure Industry Inc, a Delaware corporation, and its consolidated subsidiaries. References to "Peakway" are references to Peakway worldwide Limited, a British Virgin Islands corporation that is wholly-owned by Pacific Bepure, and references to "Alberta" are references to Alberta Holdings Limited, a Hong Kong corporation that is wholly-owned by Peakway. References to "Pacific Shoes" are to Fujian Jinjiang Pacific Shoes Co., Limited, a PRC Company, and references to "Baopiao Shoes" are to Fujian Baopiao Light Industry Co., Limited, a PRC company, (collectively "Chinese Subsidiaries"). References to "Cabo" are references to Cabo Development Limited, a British Virgin Islands corporation that is the majority shareholder of the Company. The term "Securities Act" means the Securities Act of 1933, as amended, and the term "Exchange Act" means the Securities Exchange Act of 1934, as amended, the term "RMB" means Renminbi, the legal currency of China and the terms "U.S. dollar," "$" and "US$" mean the legal currency of the United States. References to "China" and "PRC" are references to "People's Republic of China." References to "BVI" are references to the "British Virgin Islands."

                                     PART I

ITEM 1. BUSINESS

OVERVIEW

We are a Delaware corporation that was incorporated on October 9, 2007 and formerly named Wollemi Mining Corp. From our inception until November 11, 2009, we were primarily engaged in the acquisition and exploration of mining properties and had not realized any revenues from our planned operations.

On May 31, 2008, we sold 1,000,000 shares of common stock to 25 investors for $.03 per share pursuant to our S-1 registration statement.

On November 5, 2009, we entered into the Share Exchange Agreement with Peakway Worldwide Limited and its shareholder, Cabo Development Limited. On November 11, 2009, we consummated the transactions contemplated the Share Exchange Agreement with Cabo. Pursuant to the Share Exchange Agreement, we acquired 100% of the outstanding capital stock of Peakway in exchange for 10,500,000 shares of our newly issued common stock, par value $.0001 per share that will constitute approximately 70% of the issued and outstanding common stock. As a result of this transaction, Cabo became the beneficial owner of approximately 70% of our outstanding capital stock. The structure after the reverse acquisition is as below:

               Cabo Development Limited      Former Shareholders
                         70%                         30%

                          Pacific Bepure Industry Inc.

                                      100%
                        Peakway Worldwide Limited (BVI)

                                      100%
                      Alberta Holdings Limited (Hong Kong)

         100%                                                   100%
Fujian Jingjiang Pacific                               Fujian Baopiao Light
  Shoes Co., Limited                                   Industry Co., Limited

Following the reverse acquisition, we, through our Chinese Subsidiaries, develop, research, design, manufacture and sell series of casual footwear, men's and ladies' sports footwear mainly in the PRC as well as in the South America through our distributors. We are now headquartered in Fujian Province, China. On December 17, 2009, we received approval from FINRA for changing our name from Wollemi Mining Corp. to Pacific Bepure Industry Inc.

OUR PRODUCTS

We market our products mainly under the brand name "[Chinese Graphic]" or "Baopiao" in English translation. Our Baopiao branded sports and casual products target at both female and male customers, while our products are mainly available for ladies. We aim to impress our consumers with professional designs, advanced technology, maximum comfort, function and fashionable products. Our consumers are aged between 18 and 48 years old. In particular, we target at consumers aged between 20 and 35 years old. We have set moderate prices ranging from $18 to $30 that are affordable to our consumers. Based on different ages, genders, occupations and life styles, we mainly target following customers:

Targeted  group      Gender                       Description
--------  -----      ------                       -----------
18-48 years old      Female        Urban  dwellers,  students,  office  ladies,
                                   housewives, the females who live in the second and third tier cities or countryside.

18-40 years old      Male          Students,  urban dwellers,  and the males who
                                   live in the second and third tier cities or countryside.

Each year we offer an average of approximately 80 new footwear styles (excluding different colors) with retail prices generally ranging from $18 to $30.

Currently, our Baopiao branded products can be divided into the following five broad series: Business Series, Travelling Series, Outdoor Series, Casual Series, and Casual Sports Series. These five series approximately account for 35%, 10%, 20%, 20% and 15%, respectively in our total sales for the fiscal year ended December 31, 2009. We have designed exclusive symbols and icons to fit the above five series in order to impress consumers and demonstrate the specialty and creativity of our Baopiao brand. Some of these icons are cartoon characters to attract young people.

OUR BUSINESS MODEL

Our business model is illustrated in the following diagram:

                          Procurement of Raw materials

                      Production               Outsourcing

                                  Distribution

                                   Consumers

PROCUREMENT OF RAW MATERIAL

In general, raw materials used for making both sports and casual footwear are leather, buffed leather, imitation leather, composite fabric, PU, natural rubber, synthetic rubber, adhesive and the like. All of the Company's raw materials are acquired from Chinese suppliers mainly located in Fujian province. We believe that we have good cooperation with raw material suppliers. As a steady supply of quality raw materials is crucial to our production, we constantly evaluate the suitability of our suppliers and their ability to assure the timely delivery of quality raw materials. Our quality control department has established internal rules and criteria to govern our procurement from our suppliers.

For the fiscal year ended December 31, 2009, our five largest suppliers accounted for approximately 27.66% of the aggregate amount of purchases from all suppliers, and our largest supplier accounted for approximately 8.49% of the aggregate amount of purchases from all suppliers.

OUR PRODUCTION

Our footwear production facilities are located in Jinjiang, Fujian province, PRC, and have a total gross floor of 11,500 square meters with three production lines. As of December 31, 2009, we have aggregate annual production volume amounted to approximately 2.0 million pairs of footwear. In order to meet the increasing demand for our products, the production facilities at our Baopiao Shoes for a total area of 57,728 square meters is currently under construction and is expected to commence production in 2010.

The production facilities at our Pacific Shoes began production in 1993. Our production machinery is comprised mainly of sewing machines, moulding machines, pressing machines, heating machines, cooling machines, compressing machines, various kinds of testing machines and a CAD computerized design system.

QUALITY CONTROL MEASURES

Through Pacific Shoes, we passed the ISO9001:2000 International Quality Control System Authentication in 2002 and implemented the comprehensive quality control in accordance with the requirements of the quality control system. We have set up the quality control section in each production unit, headed by the team managers who station in the workshop with other inspectors. Pacific Shoes employs 23 quality inspectors to undertake the field testing and inspection in the factory. The quality control department and other relevant departments, adopts the abrasion resistance tester, tension tester, folding resistance tester, non-yellowing tester, low-temperature bending machine, hydrostatic pressure tester, color fastness tester and other precise instruments and equipment to get comprehensive technical parameters and properties of raw and auxiliary materials, semi-manufactured goods and finished products. We apply complete quality testing and control system throughout the production. With all inspection and test machines installed, the Company is capable of conducting a series of test, such as avulsion, peeling, compression, bending resistance, over the finished products, the semi-manufactured products, the raw materials, and the like. This has provided more scientific and technical supports to the
Company's  production.  In  2007,  Pacific  Shoes  was  awarded  the  "High-tech
Enterprise" by the Fujian Science and Technology Bureau for their height-increasing function shoes.

OUTSOURCING

Our products are manufactured through a combination of internal and external production, which we believe is cost-effective and to meet unforeseen demand. We produced majority of our footwear products in our three production lines while we also outsourced certain of our products to six external contract manufacturers to enhance our production cost. For the fiscal year ended December 31, 2009, approximately 47.34% of our footwear product were produced by external contract manufacturers. We do not enter into long term agreements with our external contract manufacturers, and these purchase contracts do not contain any terms that will restrict our ability to engage other contract manufacturers.

SALES AND MARKETING

We sell our products substantially on a wholesale basis to our distributors who are responsible for distribution to retail outlets which sell our products to consumers. Through our distributors, the sales network of our products has covered 24 Chinese provinces and administrative regions in various modes, such as retail outlets, counters in department stores and shopping malls, and wall racks in large supermarkets. In addition, our products, including our branded products and ODM products, sold to the South America through local and Taiwan distributor account for 20.10 % of the total sales amount for the fiscal year ended December 31, 2009.

Prior to February of 2009, we employed a wholesale business model in the Chinese market. We entered into annual distributorship agreements with our distributors which set out key terms, such as the geographic area within which they are authorized to sell our products, credit and payment terms and annual sales and network expansion targets. As of December 31, 2009, we had a total of 26 distributors including 22 independent distributors in 22 provinces and regions and 4 authorized distributors in 2 provinces. We do not directly own or operate any retail outlets and do not enter into any contractual relationship with third party retail outlet operators.

Independent Distributors. In 2009, we have 22 independent distributors covering 22 provinces and regions of China. Each distributor is entitled to sell our products exclusively in one province or region. We sell our products to the distributors at a uniform discount to the unified retail price. The distributors then distribute our products through their sales network in their respective province. Our independent distributors manage local networks through the third party retail operators they appointed. In 2009, our independent distributors control a total of 24 retail outlets in 22 provinces and regions.

Authorized Distributors. To be qualified as our authorized distributors, such distributors need to own and directly manage a minimum of three retail outlets, counters in department stores and shopping malls, or wall racks in large supermarkets. In 2009, we have 4 authorized distributors who own and directly manage their branches and retail stores to sell our products in four cities (including one city in Anhui province, and three cities in Fujian province). The authorized distributors are required to sell our products to consumers at our unified retail price, however, the discount to the unified retail price we provide to these 4 authorized distributors is less than the discount we provide to the independent distributors.

We advanced cash to the independent distributors to assist them to expand the number of retail outlets and distribution points in the related geographic areas in which they are located. We set guidelines for our authorized distributors in respect of the location and decoration of the outlets with the aim of increasing their sales opportunities and improving the recognition of our Baopiao branded products. We believe our business model enables us to achieve growth by leveraging the resources of our distributors, as well as the expertise in retail distribution and retail management and local relationship of our distributors. Among others, our largest distributor, Taiwan Quanyi Xingye Co., Ltd. (through a Jinjiang import and export agent ) had a total value of $5,110,927 of sales of our products (including our branded shoes and ODM products) for the fiscal year ended December 31, 2009.

In addition to our traditional wholesale model, we have started to employ "On-line Sales" model as a supplementary sale approach since February 2009. Customers in China can browse over 300 styles of footwear (including different colors ) among our five products series and place orders through our online retail store (www.baopiao.com/shop or www.bepure.com.cn/shop). We accept payments through wiring, remittance, or Alipay (a third party online payment service provider similar to Paypal). All of our websites have registered for an internet content provider (ICP) license which is required by PRC Ministry of Information. As our On-line Sales is still in the early development stage and the on-line sales amount, for the period from February, 2009 to December, 2009, is $83,785, which accounts for approximately 0.33% of the total sales amount for the fiscal year ended December 31, 2009.

PRICING

We adopt "unified retail price" rule pursuant to which we sell our products to our distributors at discounts to the suggested retail price. We believe that this ensures fairness and transparency within our distribution network. The suggested retail price in the PRC for our products ranged from approximately $18 to $30. In determining the suggested retail prices, we take into account of market supply and demand, cost of production, the prices of competing products and our consumers' purchasing power. All retail outlets are required to follow our pricing policies. Any discount of our retail price is generally permitted for end of season sales or holiday promotion. The level of any such discount is decided and approved by us on a case-by-case basis.

CREDIT CONTROL

We  generally  grant  line  of  credit  to  our  distributors   based  on  their
creditworthiness and credit history. We grant credit periods, normally for six months, to some agents with good sales performance.

CUSTOMER SERVICES

We have established a customer service system which deals with the feedback from customers in time. We have set up a 400-8823-899 toll-free telephone for customer communication and to handle complaint and dispute and quality arbitration. Customers can dial the toll free telephone number to report quality complaint very conveniently. All problems and complaints reported by customers are thoroughly studied to reach a proper settlement.

MARKETING AND BRAND PROMOTION

We believe that to create a strong brand image and increase brand recognition is crucial to our operation. We primarily utilize the internet, magazines and outdoor displays in our media advertising. We also organize other activities to promote our Baopiao brand, and some of which are run by our distributors, including promotional events during the holidays and the end of seasons. We hold promotion activities in various forms focusing on the seasonal new product launch. These promotion activities include discount sales, gifts, outdoor advertisements, magazine advertisements, on-line activities and the like. Our distributors also contribute to the marketing and promotion of our brand by conducing local promotions within their geographic areas.

ORIGINAL DESIGN MANUFACTURER ("ODM")

In addition to manufacturing footwear products for our own brands, we also engage in ODM manufacturing whereby we are commissioned by APIS, a footwear brand in South America to manufacture footwear according to their specifications.

OUR COMPETITION

We compete with an increasing number of local and international players. We believe our strongest competitors in the footwear market include sports footwear brands Nike, Li Ning, and Anta, and casual footwear brands BELLE group, Teenmix and Saturday in terms of brand recognition in the PRC. The market share of BELLE in China is relatively high, being 4.6% in 2008, among which, TATA is also a brand name of BELLE group, with a total market share of 6.8% in 2008. They respectively account for 21.5% and 10.3% in the top ten brands in China during 2008.

OUR RESEARCH AND DEVELOPMENT

We believe that technological innovation is a key to increasing product quality. Our internal research and development center was set up in 2002 and is primarily responsible for conducting our research and development activities. Our research and development efforts are focused on following objectives: preparing and setting the technical strategy for the Company, introducing and applying new technologies and materials, creating and improving the footwear molds, materials, types and functions, detecting and determining the technical performance of products, improving the technical indexes of products, and providing technical support for the manufacturing department, the sales department and the quality control department. As of March 30, 2010, we have 30 staff members dedicated to research and development, including 4 market analysts, 6 pattern makers and 20 computer designers and sample makers. All of our research staff has experience in the footwear industry. Our market analysts attend various domestic footwear trade exhibitions to keep themselves informed of the latest fashion trends. Our pattern makers work closely with the sales and procurement teams in designing new products and in improving existing products. Our design team develops and improves concepts and ideas upon the sales records of our products and other market information. The amount we spent on research and development activities during the fiscal years ended December 31, 2008 and 2009 were $85,000 and $108,263accounted for approximately0.42%, and 0.43%, respectively, of our total revenues.

OUR INTELLECTUAL PROPERTY

TRADEMARKS

Pacific Shoes has registered four trademarks for "Baopiao" and "" with the Trademark Bureau under the State of Administration for Industry & Commerce, PRC, as follows:

Trademarks            Certificate No.             Categories                              Valid Term
----------            ---------------             ----------                              ----------
[Chinese Graphic]
+ BAOPIAO +(logo)      No. 1936521       No. 25: running footwear, gym          January 7, 2003 to January 6, 2013
                                         footwear, and belts (apparel)
[Chinese Graphic]
+ DILKS+(logo)         No. 4060266       No. 25: garment, ties, socks,          July 28, 2008 to July 27,2018
                                         swimsuits, hats, gloves, jerseys

[Chinese Graphic]
+ BAOPIAO +(logo)      No. 4060267       No. 18: horse harness                  March 21, 2008 to March 20, 2018

[Chinese Graphic]
+ BAOPIAO +(logo)      No. 4060395       No. 35: advertising, market            July 28, 2008 to July 27, 2018
                                         research, import and export
                                         agency, soliciting, auction,
                                         accountant, photocopy, job center

As of the date of this report, we have not yet produced or sold any products under the trademark of "+DILKS+(logo)" . Pacific Shoes also has applied for the following trademarks:

Pending Trademarks             Application No.               Application Date
------------------             ---------------               ----------------

[Chinese Graphic]               No. 5511838                   July 31, 2008
(Logo)                          No. 5511839                   July 31, 2008
BAOPIAO                         No. 5511840                   July 31, 2008
Bepure-(logo)                   No. 6964726                   Sept 22, 2008
Bepure-(logo)                   No. 6964727                   Sept 22, 2008
Bepure                          No. 6964728                   Sept 22, 2008
(Logo)                          No. 6964729                   Sept 22, 2008
(Logo)                          No. 6964730                   Sept 22, 2008

PATENTS

Our CEO, Mr. Haiting Li has filed following the patent applications:

 Categories of
Pending Patents       Application No.       Application Date                   Description
---------------       ---------------       ----------------                   -----------
Utility             No. 200920165757.0        July 29,2009        A kind of shoes, especially a kind of shoe
                                                                  products including insole and outsole, designed
                                                                  according to human engineering with shock
                                                                  absorption feature.

Design              No. 200930195047.8        July 29,2009        A kind of footwear shape

Mr. Li has signed the license agreement with Baopiao Shoes and Pacific Shoes to license above two pending patents free of charge.

DOMAIN NAMES

Pacific has registered the following domain names:

     1.   "Chinabaopiao.com"
     2.   "Baopiao.com"
     3.   "Bepure.com.cn"
     4.   "[Chinese Graphic].com"
     5.   "[Chinese Graphic].cn"
     6.   "[Chinese Graphic].cn"
     7.   "cnbaopiao.mobi"

OUR EMPLOYEES

As of March 30, 2010, our Chinese Subsidiaries had a total of 551 full time employees. As required by applicable Chinese laws, we have entered into employment contracts with all of our officers and managers. We believe that our relationship with our employees is good. We compensate our production line employees by unit produced (piece work) and compensate other employees by salaries and bonus based on performance. We also provide training for our staff from time to time to enhance their technical and product knowledge as well as their knowledge of industry quality standards.

We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

REGULATIONS

We are subject to a wide range of regulation covering every aspect of our business. The most significant of these regulations are set forth below.

We are subject to national and local laws of China, including China's environmental laws and regulations. Under the relevant Chinese environmental laws, all manufacturing enterprises must submit an environmental impact report to the relevant environmental protection authority before starting production operations. In addition, manufacturing enterprises must engage professional environmental organizations to monitor and report on pollutants and emission regularly. We do not produce material waste during our production. The main pollutants generated by our plants of Pacific Shoes are solid waste and exhaust gas. We have taken the necessary measures to control the discharge of these pollutants. We have carried out the relevant environment impact assessments and have obtained all the required permits and environmental approvals for our production facilities. Our Baopiao Shoes has passed the environment impact assessment before commencing construction of production facilities. We are in material compliance with the Chinese environmental laws and regulations as of March 31, 2010.

Moreover, we are subject to Product Quality Law of the PRC, which is applicable to all activities of production and sale of any product within the territory of the PRC, and the producers and sellers shall be liable for product quality in accordance with such law.

In addition, according to the Consumer Protection Law of the PRC, the rights and interests of the consumers who buy or use commodities for the purposes of daily consumption or those who receive services are protected and all manufacturers and distributors involved must ensure that the products and services will not cause damage to persons and properties.

The PRC Production Safety Law also requires that we shall maintain conditions for safe production as provided in the Production Safety Law and other relevant laws, regulations, and various standards. Any entity that is not sufficiently equipped to ensure safe production may not engage in production and business operation activities. We are required to offer education and training programs to our employees regarding production safety. Since the commencement of our business, none of our employees has been involved in any major accident in the course of their employment and we have never been subject to disciplinary actions with respect to the labor protection issues.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

OUR BAOPIAO BRANDED PRODUCTS HAVE A LIMITED HISTORY IN THE BRANDED FOOTWEAR INDUSTRY AND FAILURE TO EFFECTIVELY PROMOTE OR MAINTAIN OUR BAOPIAO BRAND MAY ADVERSELY AFFECT OUR PERFORMANCE AND SALES.

Our Baopiao branded products were first introduced to the market in 2003. We seek to position our brand as a high quality sports and casual footwear brand targeting consumer groups between the ages of 18 and 48. We believe our brand is critical to our success as we believe that market perception and consumer acceptance of a brand is a determining factor for consumers in purchasing decisions. Our revenues from sales of our Baopiao branded products were approximately $18,516,000 and $24,140,000 representing approximately 91.98% and 94.93% of the total revenues in 2008 and 2009, respectively. We market our brands mainly through media commercials including outdoor advertising and magazine advertising. We are dependent on market perception and consumer acceptance of our products, over which we have no control. Any negative publicity or disputes regarding our brands, products, or the loss of any award or accreditation associated with our Baopiao brand such as "PRC Fujian Province Well-Known Trademark" and "China Well-Known Trademark" could materially and adversely affect our business, financial condition. If we fail to successfully promote our brands position, the market recognition of our brands may suffer. As a result, consumer confidence in our brands may be eroded and our business, profitability and results of operations may be adversely affected.

WE RELY ON A SMALL NUMBER OF SUPPLIERS FOR A LARGE PORTION OF OUR RAW MATERIAL AND PRODUCT SUPPLY AND ANY INTERRUPTION OF SUPPLY FROM THESE SUPPLIERS WOULD AFFECT OUR RESULTS OF OPERATIONS.

The principal raw materials used in the production of our footwear products are leather, buffed leather, fabrics, nature rubber, synthetic rubber, soles and plastics. All of raw materials are obtained from domestic suppliers in the PRC. For the fiscal years ended December 31, 2007, 2008 and 2009, our five largest raw material suppliers accounted for approximately 33.1%, 34.17%, and 27.66% respectively, of the aggregate amounts of raw materials we purchased, and our largest raw material supplier accounted for approximately 10.32%, 14.71% and 8.49% for the fiscal years ended December 31, 2007, 2008 and 2009, respectively, of the aggregate amounts of raw materials we purchased. We do not enter into long-term agreements with our raw material suppliers and generally procure the raw materials that we required through purchase orders issued by us from time to time which set out the terms regarding the price, purchase quantity, delivery terms and settlement terms, among others. There is no assurance that such suppliers would be able to deliver raw materials to us in a timely manner or at acceptable prices and quality. We cannot guarantee that there will be no interruption in the supply of raw materials from our suppliers. Any disruption in supply from our suppliers may adversely affect our business and results of operations. Fluctuations in the costs of our principal raw materials and our inability to pass on any increases in raw materials costs to our customers by increasing the suggested retail prices of our products may materially and adversely affect our cost of sales.

WE MAINLY RELY ON DISTRIBUTORS FOR THE SALES OF OUR PRODUCTS AND ANY FAILURE BY US TO MAINTAIN GOOD RELATIONSHIPS WITH THEM MAY ADVERSELY AFFECT OUR BUSINESS.

Substantially all of our revenues were generated from sales of our products to our distributors, which in turn sell our products to consumers in the PRC through retail outlets operated or controlled by them. Prior to 2009, we do not sell any of our products directly to consumers and we do not own or operate any authorized retail outlets. In 2008, we sold over 83.95% of our products through over 26 distributors (including 22 independent distributors and 4 authorized distributors). Our five largest distributors accounted for approximately 36.38%, 37.59% and 28% of our total revenues for the fiscal years ended December 31, 2007, 2008, and 2009 respectively, and our largest distributor accounted for approximately 9.16% ,10.55%, and 6.15% of our total revenues for the financial years ended December 31, 2007, 2008 and 2009. We therefore expect to continue to rely on these distributors for our sales of products. As such, the sales performance of our distributors and the ability of our distributors to expand their business and sales networks are crucial to the future growth of our business. Furthermore, we do not have long-term agreements with these distributors, but generally enter into distributorship agreements with them for a term of one year, renewable annually. There is no assurance that we will be able to renew the distributorship agreements with these distributors on mutually acceptable terms or at all. If any of our distributors terminates or does not renew its distributorship agreement with us, we may not be able to replace such distributor with a new and effective distributor in a timely manner or on terms acceptable to us, or at all. Our distributors are required to meet minimum purchase targets. However, if our distributors do not place orders at historical levels or at all or, if any major distributors substantially reduce their volume of purchases from us or ceases its business relationship with us, our business, financial condition could materially suffer.

A DISTRIBUTORS' FAILURE TO PERFORM ITS OBLIGATIONS UNDER ITS DISTRIBUTORSHIP AGREEMENT WITH US COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS IN A GEOGRAPHIC AREA IN THE PRC.

As each of our distributors has exclusive distribution rights over a certain geographic area, the failure by such distributor to perform its obligations under its distributorship agreement with us may result in a material adverse effect on the business in such area. Most of our distributors are granted exclusivity over one province or region. If any of our distributors becomes unable or unwilling to supply our products in the geographic area over which such distributor has exclusively distribution rights, the business in that area will be materially affected.

Further, we also rely on the obligations set forth in the distributorship agreements with our distributors to impose our retail policies on them. As we do not enter into any agreements with the third party retail outlet operators, we rely on our distributors to manage these retail outlets and to ensure that they operate in accordance with our retail policies. There is no assurance that our distributors or the third party retail operators will comply with, or that the distributors will enforce our retail policies. In such event, we may not be able to effectively manage our sales network or maintain a uniform brand image, and we cannot guarantee that such third party retail operators would offer quality services to consumers. Although we intend to replace any distributors who consistently fail to comply with, or fail to cause the third party operators to comply with our retail policies, we may be unable to replace them in a timely manner. As a result, our business, financial condition, results of operations may be adversely affected.

BECAUSE WE DEPEND ON THE THIRD PARTY TO MARKET OUR PRODUCTS IN THE INTERNATIONAL MARKET, ANY PROBLEMS ENCOUNTERED BY SUCH PARTY COULD AFFECT OUR SALES.

We do not have any offices outside of the PRC, and we depend on a third party, Taiwan Quanyi Xingye Co., Ltd. to market our Baopiao branded products to South America. As a result, we are dependent upon such distributor, over which we have no control, to develop and implement an international marketing effort. Any problems encountered by such party, including potential violations of laws of the PRC or other countries, may affect their ability to sell our products which would, in turn, affect our net sales.

OUR NEW SALES MODELS HAVE A LIMITED OPERATING HISTORY.

Since 2009, we adopted new sales model which we believe can flatten our sales channels. We have developed the On-line Sale model through our website www.baopiao.com and www.bepure.com.cn as the supplement approach. Since these sales modes are in their early stage, it is difficult to identify the difficulties that we may encounter in the different stages of developing and implementing new sales models. As we lack experience in the management of the On-line Sales, we may not be successful in the execution of this new sales model. You should not rely on our past results as an indication of our future performance and management of this sales models. If we are unable to successfully address these risks, difficulties and challenges in the new sales model, our business, and financial condition results of operations could be materially and adversely affected.

OUR SALES VOLUME AND OPERATING RESULTS ARE SENSITIVE TO SEASONALITY.

Substantially all of our revenue is derived from our sales in the PRC. Our performance is sensitive to local consumers spending patterns. Our operation results have fluctuated from season to season. We generally recorded higher sales in the first quarter and fourth quarters than in the second and third quarters. The seasonality of our sales is primarily attributable to the seasonal nature of some of our products. In addition, there are other factors relevant to seasonality which may affect our sales, including national holidays and weather conditions. Accordingly, any unpredictable change during such periods may adversely affect our operation results, and any comparison of our operating results between our interim and annual results in a calendar year is not necessarily meaningful.

WE MAY BE UNABLE TO MANAGE FUTURE RAPID GROWTH.

We have grown rapidly over the last few years. Our sales increased by 49% from $13,488,000 in 2007 to $20,131,118 in 2008 and increased by 26.31% to
$25,428,497 in 2009. In 2008, we sold approximately 80 styles of footwear. In 2008, we phased out approximately 60 footwear styles and had approximately 100 new footwear styles. In 2009, we had approximately 160 new footwear styles. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our future growth. If we are unable to effectively manage our growth, including the rapid expansion of the distribution network, it may be difficult for us to execute our growth strategy and a decrease in the market demand for our products could result in an accumulation of inventory at the distribution network. As a result, it may materially and adversely affect our business, financial condition, and results of operation.

WE ARE DEPENDENT ON CERTAIN KEY PERSONNEL AND LOSS OF THESE KEY PERSONNEL COULD HAVE A MATERIAL ADVERSE EFFECT ON OUR RESEARCH AND DEVELOPMENT, OPERATIONS AND REVENUE.

Our success and ability to expand our operations depend heavily on our ability to attract, retain and motivate qualified key personnel, in particular, we rely on our chairman and chief executive officer, Mr. Haiting Li. Mr. Li, together with other senior management, has been the key driver of our strategy and has been fundamental to our achievements to date. The successful management of our business is, to a considerable extent, dependent on the services of Mr. Li and other senior management. The loss of the services of any key management employee or failure to recruit a suitable or comparable replacement could have a significant impact upon our ability to manage our business effectively and our business and future growth may be adversely affected. Furthermore, if we are unable to attract and retain qualified employees, we may be unable to meet our business and financial goals.

WE ARE SUBJECT TO CREDIT RISK IN RESPECT OF ACCOUNT RECEIVABLES.

We sold the majority of our products to our distributors, who are generally granted a credit period between 90 to 180 days, the exact terms of which are determined based on factors such as past sales performance and credit history. For each of the two years ended December 31, 2008 and 2009, our third party trade receivables outstanding were $6,102,998 and $7,274,214, which accounted for 20.22% and 26.10%, of our total assets, respectively. We perform ongoing credit evaluations of our distributors' financial condition and generally require no collateral from them to secure their payment obligations. As our sales increase, the amount of accounts receivable from our distributors will increase. Should a significant number of our distributors fail to settle the account receivables in full in a timely matter for any reasons, our financial conditions and profitability could be adversely affected.

WE FACE INCREASING COMPETITION FROM BOTH DOMESTIC AND FOREIGN COMPANIES, WHICH MAY AFFECT OUR MARKET SHARE AND PROFIT MARGINS.

We believe that the footwear industry is highly competitive in the PRC and on a worldwide basis. Our ability to compete against other national and international enterprises is, to a significant extent, dependent on our ability to distinguish our products from those of our competitors by providing high quality products at reasonable prices that appeal to consumers' tastes and preferences. Some of our competitors may have been in business longer than we have, may be better established in their markets. Our current or future competitors may provide products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect our profit margins. We cannot assure you that we will be able to compete effectively against current and future competitors.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY INTELLECTUAL PROPERTY RIGHTS DISPUTES OR PROCEEDINGS WITH THIRD PARTIES FOR POSSIBLE INFRINGEMENT OF THEIR INTELLECTUAL PROPERTY RIGHTS.

Our principal intellectual property rights include our trademarks for our brand, and our domain names. To date, we have four trademarks, eight pending trademarks and seven domain names. There is no assurance that we will be successful in obtaining trademarks currently under application or which we may develop in the future, and that the third parties will not infringe our intellectual property rights. We depend, in large part, on PRC laws to protect our trademarks, patents and other intellectual property rights. Our efforts to enforce or defend our intellectual property rights may not be adequate and may require significant attention from our management and may be costly. The outcome of any legal actions to protect our intellectual property rights is uncertain. If we are unable to adequately protect or safeguard our intellectual property rights, our business, financial condition and results of operations may be materially and adversely affected.

OUR BUSINESS COULD BE MATERIALLY AND ADVERSELY AFFECTED BY CLAIMS OF THIRD PARTIES FOR POSSIBLE INFRINGEMENT OF THEIR INTELLECTUAL PROPERTY RIGHTS.

We have not faced any claims that our products have infringed upon any third parties' intellectual property rights, but we may face such claims from time to time during our operation. If any legal proceeding against us for infringement of intellectual property rights is successful, we may be prohibited from manufacturing or selling products which are dependent on the usage of such intellectual property. In such case, we may experience a material adverse effect on our business and reputation, and could have a material adverse effect on our business, financial condition, and results of operations.

OUR BORROWING LEVELS AND SIGNIFICANT INTEREST PAYMENT OBLIGATIONS COULD LIMIT THE FUNDS WE HAVE AVAILABLE FOR VARIOUS BUSINESS PURPOSES.

We have relied mainly on a high level of borrowings to fund a portion of our capital requirements, and expect to continue to do so in the future. As of December 31, 2009, we had total borrowings of $1,467,000. The bank loans as of December 31, 2009 were collateralized by the buildings, land use right, and guaranteed by Mr. Li Haiting, the CEO of the Company. Historically, we have repaid a significant portion of such short-term loans by rolling over the loans on an annual basis. In addition, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to settle our debt could result in the imposition of penalties, including increases in rates of interest that we pay on our debt and legal actions against us by our creditors, or even insolvency.

THE REGISTERED CAPITAL OF BAOPIAO SHOES HAS NOT YET BEEN FULLY CONTRIBUTED.

Baopiao Shoes was incorporated on February 15, 2006 with an approved registered capital of 50 million Hong Kong dollars. As of this report, 16,370,478 Hong Kong dollars has been contributed to Baopiao Shoes which accounts for 32.74% of its registered capital. Pursuant to its Articles of Association, its registered capital must be contributed within three years from the date of issuance of the business license of such enterprise, otherwise, pursuant to the current PRC regulations, the business license for Baopiao footwear shall become invalid or be revoked. Although the local Industrial and Commercial Bureau renewed Baopiao Shoes' business license on March 24, 2009, and the local Bureau of Commerce issued an written consent on April 8, 2009 to approve the extension of capital contribution of Baopiao Shoes till December 31, 2010, we cannot predict whether the business license may be held invalid by other competent PRC governmental authorities. If the business license is held invalid or revoked, it would adversely affect our business operation

WE ARE SUBJECT TO RISKS OF DOING BUSINESS INTERNATIONALLY. IF THE INTERNATIONAL MARKET DOES NOT GROW AS WE EXPECT, OUR BUSINESS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

Through one of our distributors, 20.26% of our total revenues are generated from the sales to South America, including the sales of our ODM products. Our revenues from the oversea sales are subject to a number of inherent risks, including local economic and political conditions, including disruptions in trading markets; restrictive foreign governmental actions, including restrictions on transfers of funds and trade; protection measures, including export duties and quotas and customs duties and tariffs; and currency exchange rate fluctuations. Any of the foregoing risks could have a material and adverse effect on our operating results. As a result, our products and our revenues would be decreased and we may need to adjust our market strategy.

INCREASE IN LABOR COSTS IN CHINA MAY ADVERSELY AFFECT OUR BUSINESS AND OUR PROFITABILITY.

The footwear industry in labor is intensive. Labor costs in China have been increasing recently, and we cannot assure you that the cost of labor in China will not continue to increase in the future or that we will be able to increase the prices of our products to offset such increases. If labor costs in China continue to increase, our production costs will increase. If we are not able to pass these increases on to our customers, our business, profitability and results of operations may be adversely affected.

WE MAY BE EXPOSED TO PRODUCT LIABILITY, PROPERTY DAMAGE OR PERSONAL INJURY CLAIMS AND OUR CURRENT INSURANCE COVERAGE MAY NOT SUFFICIENT TO COVER THE RISKS RELATED TO OUR OPERATIONS

We do not presently maintain product liability insurance. We may be exposed to product liability claims from time to time and as a result, we may have to expend significant financial resources to defend against such claims. We believe that such product liability claims risks will increase as legal concepts in product liability claims begin to develop in the PRC. Therefore, we may face significant costs and expenses to defend against such claims or enter into settlement agreements, and we may suffer serious damage to our reputation, be subject to material monetary damages and be subject to government investigations. As a result, our reputation, business and financial condition will be materially and adversely affected.

Currently we maintain insurance policies in respect of damage to properties, equipment, raw material and inventories. Any events and any losses or liabilities that are not covered by our current insurance policies could have a material adverse effect on our business, financial condition, and results of operations.

WE MAY FAIL TO ANTICIPATE OR RESPOND TO CHANGES IN CONSUMER TASTES AND FASHION TRENDS IN THE FOOTWEAR INDUSTRY IN A TIMELY MANNER.

We operate in an industry that is subject to rapid and unpredictable changes in consumer preferences. Our success depends on our ability to identify and respond to constantly shifting consumer tastes and fashion trends and to develop new and appealing products on a timely basis. This requires continued anticipation and responsiveness to ever changing market and fashion trends. If we misjudge consumer tastes or fashion trends, the demand for our products may decrease and our business, financial condition and results of operations may be adversely affected.

WE  ARE  A  HOLDING   COMPANY  THAT  HEAVILY   RELIES  ON  DIVIDENDS  AND  OTHER
DISTRIBUTIONS PAID BY OUR SUBSIDIARIES TO FUND FUTURE CASH AND FINANCING REQUIREMENTS.

We are a holding company and operate our core business through our subsidiaries in the PRC. We may rely on dividends and other distributions on equity paid by our subsidiaries for our future cash and financing requirements. If our subsidiaries incur debt in the future, instruments governing the debt may restrict their ability to pay dividends or make other distributions to us. Furthermore, relevant PRC laws and regulations permit payment of dividends by PRC companies only out of their retained earnings, if any, determined in accordance with PRC accounting standards and regulations. Under PRC laws and regulations, our Chinese subsidiaries are required to set aside 10% of its after-tax profits each year to fund a statutory surplus reserve. As a result of these PRC laws and regulations, our Chinese subsidiaries are restricted in its ability to transfer a portion of its net assets to us in the form of dividends. Limitations on the ability of our Chinese subsidiaries to pay dividends to us could adversely affect our ability to grow, make investments or acquisitions that could be beneficial to our business, pay dividends or otherwise fund and conduct the our business.

RISKS RELATED TO DOING BUSINESS IN CHINA

ALL OF OUR ASSETS ARE LOCATED IN THE PRC AND ANY ADVERSE CHANGES IN PRC ECONOMIC AND POLITICAL POLICIES COULD HAVE A MATERIAL ADVERSE EFFECT ON THE OVERALL ECONOMIC GROWTH OF CHINA, WHICH COULD REDUCE THE DEMAND FOR OUR PRODUCTS AND HARM OUR RESULTS OF OPERATIONS.

We carry on all of our business and generate most of our sales in the PRC. Accordingly, our business, financial condition, results of operations and prospects are affected significantly by economic, political and legal developments in the PRC. The PRC economy differs from the economies of most developed countries in many respects, including:

     *    the higher level of government involvement;
     * the early stage of development of the market-oriented sector of the economy;
     *    the rapid growth rate;
     *    the higher level of control over foreign exchange; and
     *    the allocation of resources.
     *    the balance of payment position.

The PRC economy has been transitioning from a planned economy to a more market-oriented economy, and as a key market in the global economy, is also influenced by worldwide economic conditions including the recent global economic slowdown. For the past three decades the PRC government has implemented economic reform measures emphasizing utilization of market forces in the development of the PRC economy. Some of these measures will benefit the overall PRC economy, but may have a negative effect on us. Our business, financial condition and results of operations may be adversely affected by:

     *    changes in PRC political, economic and social conditions;
     *    changes  in  policies  of  the  PRC  government,   including   without
          limitation, changes in policies affecting private business, foreign investment and footwear industry;
     * changes in laws and regulations or the interpretation of laws and regulations;
     *    measures which may be introduced to control inflation or deflation;
     *    changes in the rate or method of taxation; and
     * imposition of additional restrictions on currency conversion and remittances abroad.

China's social and political conditions are also not as stable as those of the United States and other developed countries. The PRC government has previously taken actions to stabilize the country's economy and any possible social unrest. It has implemented various measures intended to create stable momentum and growth. We cannot assure that such growth will be sustained in the future. Any sudden changes to China's political system or the occurrence of widespread social unrest could have a material adverse effect on the overall economic growth and the level of the development of footwear industry in China, which in turn could lead to a reduction in demand for our products and consequently have a material adverse effect on our businesses.

A DOWNTURN IN THE ECONOMY OF CHINA MAY SLOW OUR GROWTH AND PROFITABILITY.

The growth of the Chinese economy has been uneven across geographic regions and economic sectors. There can be no assurance that growth of the Chinese economy will be steady or that any downturn will not have a negative effect on our business.

OUR BUSINESS IS LARGELY SUBJECT TO THE UNCERTAIN LEGAL ENVIRONMENT IN CHINA AND LEGAL PROTECTION COULD BE LIMITED TO YOU AND US.

We are a holding company, and we conduct our business primarily through our operating subsidiaries incorporated in China. We and our operating subsidiaries are generally subject to laws and regulations applicable to foreign investments in China and, in particular, laws applicable to wholly foreign-owned enterprises. Furthermore, Chinese law governs almost all of our material agreements. The PRC legal system is based on written statutes. Unlike common law systems, it is a system in which prior court decisions may be cited for reference but have limited precedential value. Since 1979, the PRC government has been developing a comprehensive system of commercial laws, and considerable progress has been made in introducing laws and regulations dealing with economic matters, such as foreign investment, corporate organization and governance, commerce, taxation and trade. However, as these laws and regulations are relatively new, and due to the limited volume of published cases and judicial interpretation and their lack of precedential force, interpretation and enforcement of these laws and regulations involve significant uncertainties, which may limit legal protections available to us. In addition, some regulatory requirements issued by certain PRC government authorities may not be consistently applied by other government authorities (including local government authorities), thus making strict compliance with all regulatory requirements impractical. Furthermore, intellectual property rights and confidentiality protections in China may not be as effective as in the U.S. These uncertainties could limit the legal protections available to us and investors.

IT IS DIFFICULT TO ACQUIRE JURISDICTION AND ENFORCE LIABILITIES AGAINST OUR OFFICERS, DIRECTORS AND ASSETS BASED IN CHINA.

As majority of our officers and our executive directors are residents of China and not of the U.S., and substantially all the assets of these persons are located outside the U.S. As a result, it could be difficult for United States investors to enforce their legal rights, effect service of process in the U.S., or to enforce a judgment obtained in the U.S. against our Chinese officers, directors and subsidiaries. There is also uncertainty as to whether the courts in China would enforce judgments of United States courts against us or our directors and officers based on the civil liabilities provisions of the securities laws of the United States or any other state, or adjudicate an original action brought in China based upon the securities laws of the United States or any other state. Further, it is unclear if extradition treaties now in effect between the United States and China would permit effective enforcement of criminal penalties of the Federal securities laws. In addition, any litigation in China may be protracted and result in substantial costs and diversion of our resources and management attention.

PRICE INFLATION IN CHINA COULD NEGATIVELY AFFECT OUR COMPETITIVE ADVANTAGES AND OUR RESULTS OF OPERATIONS.

In recent years, the Chinese economy has experienced periods of rapid expansion and highly fluctuating rates of inflation. Because we purchase raw materials from suppliers in China, this price inflation has increased the costs of the raw materials we must purchase for production. This trend risks counteracting the competitive advantage we enjoy as a result of the relatively lower production costs we incur from operating in China. If inflationary trends continue in China, China could lose its competitive advantage as a low-cost manufacturing venue, including with respect to our products, which could in turn lessen any competitive and reputational advantages we gain through China-based manufacturing. Accordingly, continuing or increasing inflation in China may weaken our competitiveness in our markets and have a material adverse effect on our profitability in China. Negative inflation may also cause a period where consumers are reluctant to spend, as consumers anticipate lower prices for products in the future.

RESTRICTIONS ON CURRENCY EXCHANGE MAY LIMIT OUR ABILITY TO RECEIVE AND USE OUR REVENUES EFFECTIVELY AND LIMIT THE ABILITY OF OUR CHINESE SUBSIDIARIES TO OBTAIN FINANCING.

All of our revenues and expenses are denominated in Renminbi. As a result, any restrictions on currency exchange may limit its ability to use revenue generated in Renminbi to:

     *    fund business activities outside the PRC;
     *    settle and repay its indebtedness; and
     *    pay out dividends to its shareholders.

Under China's existing foreign exchange regulations, our Chinese subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, we cannot assure you that that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions. Furthermore, Foreign exchange transactions under the capital account will be subject to significant foreign exchange controls and require the approval of or need to register with Chinese government authorities, including SAFE. Capital account transactions refer to inflows and outflows of capital, produce increases or reductions in debt and equity, including direct investments, various types of borrowings and investments in securities. If our Chinese subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE and if the loans exceed certain borrowing limits, must be approved by SAFE. In addition, if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our Chinese subsidiaries' ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

FAILURE TO COMPLY WITH CHINESE REGISTRATION REQUIREMENTS RELATING TO THE ESTABLISHMENT OF OFFSHORE SPECIAL PURPOSE COMPANIES BY THE PRC RESIDENT SHAREHOLDER MAY ADVERSELY AFFECT US.

On October 21, 2005, SAFE issued a regulation ("SAFE Circular No. 75") entitled "Circular on Several Issues Concerning Foreign Exchange Regulation of Corporate Finance and Roundtrip Investment by PRC Residents through Special Purpose Companies Incorporated Overseas". SAFE Circular No. 75 requires PRC residents to register with the competent local SAFE branches with respect to the offshore special purpose companies (the "SPVs") in which they have invested, directly or indirectly, and to file amendments to their registrations in connection with certain material transactions involving capital variations of the SPVs. Under SAFE Circular No. 75, failure to comply with the registration procedures set forth above may limit our ability to contribute additional capital into or provide loans to our Chinese subsidiaries and may also result in penalties, including imposition of restrictions on a PRC subsidiary's foreign exchange activities and its ability to distribute dividends to the SPV and its ability to pay the SPV proceeds from any reduction in capital, share transfer or liquidation in respect of the PRC subsidiary.

On May 29, 2007, SAFE formulated internal implementation rules and guidelines ("SAFE Circular No. 106") for SAFE officials to apply and enforce SAFE Circular No. 75. SAFE Circular No. 106 was aimed at interpreting and clarifying SAFE Circular No. 75. However, as these rules were only recently promulgated, it is currently unclear as to how they will be interpreted and implemented. In addition, as SAFE Circular No. 106 is an internal implementation rule within the SAFE authorities, it is unclear how the regulation, and any future legislation concerning offshore or cross-border transactions will be interpreted, amended and implemented by the relevant government authorities. Mr. Li being the beneficial shareholder of Peakway and domestic residents of the PRC, has applied for the foreign exchange registration of overseas investments at the local branch of the SAFE in accordance with the SAFE Circular 75. Our PRC legal counsel believes that there is not any obstacle to obtain such registration nor to satisfy the SAFE Circular 75.

However, Mr. Li is required to file a modification to the foreign exchange registration for overseas investment in the event of any material capital changes, including a subsequent equity financing for our companies outside of the PRC. Payment of dividends, profits and other payments to us will not be permitted unless the aforesaid modification has been filed. The failure or inability by Mr. Li to comply with the SAFE rules, if SAFE requires it, may subject him to fines or other sanctions and may also limit our ability to contribute additional capital into or our Chinese subsidiaries, limit our Chinese Subsidiaries' ability to pay dividends to us, or otherwise distribute profits or proceeds from any reduction in capital, share transfer or liquidation to us, or otherwise adversely affect us. Failure by our beneficial owner to comply with SAFE filing requirements described above could result in liability to these shareholders or our Chinese subsidiaries under PRC laws for evasion of applicable foreign exchange restrictions.

RECENT PRC REGULATIONS RELATING TO CROSS-BORDER MERGERS AND ACQUISITIONS MAY IMPACT US.

On August 8, 2006, six Chinese regulatory agencies, including the Ministry of Commerce, the China Securities Regulatory Commission ("CSRC") and the SAFE, jointly issued the Regulation on Mergers and Acquisitions of Domestic Companies by Foreign Investors, or the New M&A Rule, which became effective on September 8, 2006, to more effectively regulate foreign investment in PRC domestic enterprises. The new M&A Rule also has certain provisions that require offshore special purpose vehicles formed for the purpose of acquiring Chinese domestic companies and directly or indirectly established or controlled by Chinese entities or individuals, to obtain the approval of the CSRC prior to publicly listing their securities on an overseas stock market. On September 21, 2006, the CSRC published on its official website a notice specifying the documents and materials that are required to be submitted for obtaining CSRC approval.

The application of this new M&A rule is currently unclear. Although we acquired the equity interests in Baopiao Shoes and Pacific Footwear after the New M&A Rule became effective, they were established as qualified foreign invested enterprises prior to the effective date and we acquired such equity interests from another offshore company. Our PRC legal counsel believes that the new M&A rule and the CSRC approval do not apply to us.

It is not clear how the provisions in the new regulation regarding the offshore listing and trading of the securities of a special purpose vehicle apply to us. We believe, based on the interpretation of the new regulation, that CSRC approval is not required for this reverse acquisition. Since the new regulation has only recently been adopted, there remains some uncertainty as to how this regulation will be interpreted or implemented. If the CSRC or another Chinese regulatory agency subsequently determines that the CSRC's approval is required, we may face sanctions by the CSRC or another Chinese regulatory agency. If this happens, these regulatory agencies may impose fines and penalties on our operations in China, limit our operating privileges in China, delay or restrict the repatriation of our net proceeds from this offering into China, restrict or prohibit payment or remittance of dividends to us or take other actions that could have a material adverse effect on our business, financial condition, results of operations, and our reputation.

WE ARE SUBJECT TO RISKS PRESENTED BY THE FOREIGN EXCHANGE RATE BETWEEN U.S. DOLLARS AND RENMINBI.

We publish our financial statements in U.S. dollars, while all of our revenue is denominated in Renminbi. The value of our common stock will be affected by the foreign exchange rate between U.S. dollars and Renminbi. Since 2005, the PRC government has managed floating exchange rate system to allow the value of the Renminbi to fluctuate within a regulated band based on market supply and demand and by reference to a basket of currencies. However, we cannot predict when the

PRC government will allow free conversion of Renminbi into foreign currencies. For example, to the extent that we need to convert U.S. dollars into Renminbi for our operational needs and should the Renminbi appreciate against the U.S. dollar at that time, our financial position may be harmed. Conversely, if we decide to convert our Renminbi into U.S. dollars for the purpose of declaring dividends on our common stock or for other business purposes and the U.S. dollar appreciates against the Renminbi, the U.S. dollar equivalent of our earnings from our subsidiaries in China would be reduced.

THE DISCONTINUATION OF ANY PREFERENTIAL TAX TREATMENT OR OTHER INCENTIVES CURRENTLY AVAILABLE TO US IN THE PRC COULD MATERIALLY AND ADVERSELY AFFECT OUR BUSINESS, FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

Our subsidiaries enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the "Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises" and its implementing rules. Accordingly, they have been entitled to tax concessions whereby the profit for the first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. However, on March 16, 2007, the PRC's National People's Congress passed a new corporate income tax law, which is effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises. According to the new corporate income tax law, if an enterprise incorporated outside the PRC has its "effective management" located within the PRC, such enterprise may be recognizes as a PRC tax resident enterprise and be subject to the unified enterprise income tax rate of 25% over a five-year grandfather period. We cannot rule out the possibility that our subsidiaries not incorporated in the PRC may be recognized as a PRC tax resident enterprise under the new corporate income tax law in the future. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse affect our business, financial condition and results of operations.

CHINESE CORPORATE INCOME TAX LAW COULD ADVERSELY AFFECT OUR BUSINESS AND OUR NET INCOME.

Under the Enterprise Income Tax Law effective from January 1, 2008 ("New EIT Law"), an enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise," meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto management as "substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a "non-domestically incorporated resident enterprise" if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in
China. A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income. Although the Notice is directly applicable to enterprises registered in an offshore jurisdiction and controlled by Chinese domestic enterprises or groups, it is uncertain whether the PRC tax authorities will make reference to the Notice when determining the resident status of other offshore companies, such as Pacific Bepure Industry Inc., Peakway Worldwide Limited and Alberta Holdings Limited. Since substantially all of our management is currently based in China, it is likely we may be treated as a Chinese resident enterprise for enterprise income tax purposes. The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

In addition, under the New EIT Law and implementation regulations, PRC income tax at the rate of 10% is applicable to dividends payable to investors that are "non-resident enterprises" (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides which reduces or exempts the relevant tax. Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC.

If we are considered a PRC "resident enterprise", it is unclear whether the dividends we pay with respect to our shares, or the gain you may realize from the transfer of our shares, would be treated as income derived from sources within the PRC and be subject to PRC tax. If we are required under the New EIT Law to withhold PRC income tax on our dividends payable to our foreign shareholders, or if you are required to pay PRC income tax on the transfer of your shares, the value of your investment in our shares may be materially and adversely affected.

RISKS RELATED TO THE MARKET FOR OUR STOCK

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTC Bulletin Board under the symbol "PBEP.OB". The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

OUR PRINCIPAL STOCKHOLDER HAS THE POWER TO CONTROL OUR BUSINESS.

Our principal stockholder, Cabo Development Limited, owns 70% of our common stock as of March 30 2009. As a result, Cabo Development Limited has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders. Our principal stockholder may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

WE ARE SUBJECT TO PENNY STOCK REGULATIONS AND RESTRICTIONS.

The SEC has adopted regulations which generally define so-called "penny stocks" to be an equity security that has a market price less than $5.00 per share or an exercise price of less than $5.00 per share, subject to certain exemptions. As a "penny stock," our common stock may become subject to Rule 15g-9 under the Exchange Act of 1934, or the "Penny Stock Rule." This rule imposes additional sales practice requirements on broker-dealers that sell such securities to persons other than established customers and "accredited investors" (generally, individuals with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with their spouses). For transactions covered by Rule 15g-9, a broker-dealer must make a special suitability determination for the purchaser and have received the purchaser's written consent to the transaction prior to sale. As a result, this rule may affect the ability of broker-dealers to sell our securities and may affect the ability of purchasers to sell any of our securities in the secondary market.

For any transaction involving a penny stock, unless exempt, the rules require delivery, prior to any transaction in a penny stock, of a disclosure schedule prepared by the SEC relating to the penny stock market. Disclosure is also required to be made about sales commissions payable to both the broker-dealer and the registered representative and current quotations for the securities. Finally, monthly statements are required to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stock.

There can be no assurance that our common stock will qualify for exemption from the Penny Stock Rule. In any event, even if our common stock were exempt from the Penny Stock Rule, we would remain subject to Section 15(b)(6) of the Securities Exchange Act of 1934, or "Exchange Act", which gives the SEC the authority to restrict any person from participating in a distribution of penny stock, if the SEC finds that such a restriction would be in the public interest.

STANDARDS FOR COMPLIANCE WITH SECTION 404 OF THE SARBANES-OXLEY ACT OF 2002 ARE UNCERTAIN, AND IF WE FAIL TO COMPLY IN A TIMELY MANNER, OUR BUSINESS COULD BE HARMED AND OUR STOCK PRICE COULD DECLINE.

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting, and attestation of this assessment by our company's independent registered public accountants. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. In addition, the attestation process by our independent registered public accountants is new and we may encounter problems or delays in completing the implementation of any requested improvements and receiving an attestation of our assessment by our independent registered public accountants. If we cannot assess our internal control over financial reporting as effective, or our independent registered public accountants are unable to provide an unqualified attestation report on such assessment, investor confidence and share value may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

We currently do not have any unresolved comments of issues with the Staff of the Corporation Finance Division of the U.S. Securities and Exchange Commission.

ITEM 2. PROPERTIES

All land in China is stated-owned or collectively-owned. Individuals and companies are permitted to acquire rights to use land or land use rights for specific purposes. In the case of land used for industrial purposes, land use rights are granted for 50 years. Granted land use rights are transferable and may be used as security for borrowings and other obligations. Our Chinese Subsidiaries have obtained following properties.

PACIFIC SHOES

Pacific Shoes' main office and manufacturing facilities are located in Jinjiang City, Fujian Province, China, on a plot of land approximately 3,000 square meters in size. It has been issued a Land Use Right Certificate for the land and valid until September 29, 2057 by the municipal government of Jinjiang. It currently owns three buildings on the property as listed below.

Pacific Shoes' land use rights are set forth below:

Land Use Right Certificate No.    Jin Guo Yong (2008) 00011
User of the Land                  Pacific Shoes
Location                          No.8 Qiguang Dong Road, Handai Village,
                                  Chendai County, Jinjiang City, Fujian Province
Usage                             Industrial
Area ( )                          3000
Form of Acquisition               By means of transfer
Expiration Date                   9/29/2057
Encumbrances                      Pledged to China Agricultural Bank, Jinjiang
                                  City Branch.
                                  Pledge period: 4/18/2008 - 4/17/2010

Pacific Shoes owns the following buildings:

                      Part 1                   Part 2               Part 3
                      ------                   ------               ------
Area ( )              5127.38                  2204.17              2562.07
Usage of Design       Factory                  Factory              Factory
Structure             Mixture                  Mixture              Mixture
Certificate No.       Jin Fang Quan Zheng Chen Dai Zi No. 06-200132-001
Owner                 Pacific Shoes
Location              No.8 Qiguang Dong Road, Handai Village, Chendai County,
                      Jinjiang City, Fujian Province
Encumbrances          Pledged to China Agricultural Bank, Jinjiang City Branch.
                      Pledge period: 4/18/2008 - 4/17/2010

BAOPIAO SHOES

Baopiao Shoes has two plots of land located in Huian County, Quanzhou City, Fujian Province, China. It has been issued two Land Use Right Certificates for the land and is valid until December 31, 2056 by the municipal government of Huian County.

Baopiao Shoes's land use rights are set forth below:

Land Use Right Certificate No.    Hui Guo Yong (2009) Chu Zi No.100036-1
User of the Land                  Baopiao Shoes
Location                          Qunxian Village & Xiagong Village, Zhangban
                                  Town, Huian County, Quanzhou City, Fujian
                                  Province
Usage                             Industrial
Area ( )                          27,783.9
Form of Acquisition               By means of transfer
Expiration Date                   12/31/2056
Encumbrances                      Pledged to Industrial and Commercial Bank of
                                  China.
                                  Pledge period: January 4, 2010 to January 3,
                                                 2012

Land Use Right Certificate No.    Hui Guo Yong (2009) Chu Zi No.100036-2
User of the Land                  Baopiao Shoes
Location                          Qunxian Village & Xiagong Village, Zhangban
                                  Town, Huian County, Quanzhou City, Fujian
                                  Province
Usage                             Industrial
Area ((C)O)                       29,944.0
Form of Acquisition               By means of transfer
Expiration Date                   12/31/2056
Encumbrances                      Pledged to Industrial and Commercial Bank of
                                  China.
                                  Pledge period: January 4, 2010 to January 3,
                                                 2012

Baopiao Shoes's premise is under construction. The current construction area is 57,728(C)O.

We believe that all our properties have been adequately maintained, are generally in good condition, and are suitable and adequate for our business needs.

ITEM 3. LEGAL PROCEEDINGS

We have no pending legal proceedings. From time to time, we may be involved in various claims, lawsuits and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

None.

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 3, 2008 our common stock was listed for trading on the Over the Counter Bulletin Board under the symbol WOLI. There was no trading of our securities, and, therefore, no high and low bid pricing prior to November 12, 2009.

On December 17, 2009, our trading symbol was changed to "PBEP.OB".The following table sets forth the price representing the range of high and low closing sale prices for our common stock as reported during the fiscal years ended December 31, 2008 and 2009.

                Quarter Ended           High         Low
                -------------           ----         ---
                2009
                1st Quarter             $0.00        $0.00
                2nd Quarter             $0.00        $0.00
                3rd Quarter             $0.00        $0.00
                4th Quarter             $2.05        $0.673

                Quarter Ended           High         Low
                -------------           ----         ---
                2008
                1st Quarter             $0.00        $.000
                2nd Quarter             $0.00        $0.00
                3rd Quarter             $0.00        $0.00
                4th Quarter             $0.00        $0.00


The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by QuoteMedia for the periods indicated.

As of March 29, 2010, the closing price of our common stock on the OTC Bulletin Board was $4.50.

As of December 31, 2009, the stockholders' list for our common stock showed 31 registered shareholders of record, which figure does not take into account those stockholders whose certificates are held in the name of broker-dealers or other nominees.

DIVIDEND POLICY

Since inception, we have not paid, nor declared, any dividends and we do not intend to declare any such dividends in the foreseeable future. Our Board of Directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business and do not anticipate paying any cash dividends in the foreseeable future. Our ability to pay dividends is also subject to limitations imposed by Delaware law and the laws of the PRC.

TRANSFER AGENT

Our independent stock transfer agent is Signature Stock Transfer, Inc. Their mailing address is 2632 Coachlight Court, Plano, TX 75093. Their phone number is
(972) 612-4120.

RECENT SALES OF UNREGISTERED SECURITIES

On November 11, 2009, we consummated the transactions contemplated the Share Exchange Agreement with the stockholder of the issued and outstanding capital stock of Peakway. Pursuant to the Share Exchange Agreement, we acquired 100% of the outstanding capital stock of Peakway in exchange for 10,500,000 shares of our newly issued common stock, par value $.0001 per share that will constitute approximately 70% of the issued and outstanding common stock. As a result of this transaction, Cabo Development Limited, a British Virgin Islands company, became the beneficial owner of approximately 70% of our outstanding capital stock.

On September 29, 2009, one former shareholder entered into two Stock Purchase Agreements with certain purchasers, pursuant to which, such shareholder agreed to sell 2,000,000 restricted shares of common stock of the Company. We reported the consummation of the stock purchase in the Form 8-K filed with the Securities and Exchange Commission on October 23, 2009 and the Stock Purchase Agreements were included as an exhibit to such report.

On May 31, 2008, we sold 1,000,000 shares of common stock to 25 investors for $.03 per share pursuant to our S-1 registration statement for $30,000.

ISSUER PURCHASES OF EQUITY SECURITIES

None.

ITEM 6. SELECTED FINANCIAL DATA

This report does not include information described under Item 301 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit "smaller reporting companies" to omit such information.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Following is management's discussion and analysis of certain significant factors which have affected our financial position and operating results during the periods included in the accompanying consolidated financial statements, as well as information relating to the plans of our current management. This report includes forward-looking statements. Generally, the words "believes," "anticipates," "may," "will," "should," "expect," "intend," "estimate," "continue," and similar expressions or the negative thereof or comparable terminology are intended to identify forward-looking statements. Such statements are subject to certain risks and uncertainties, including the matters set forth in this report or other reports or documents we file with the Securities and Exchange Commission from time to time, which could cause actual results or outcomes to differ materially from those projected. Undue reliance should not be placed on these forward-looking statements which speak only as of the date hereof. We undertake no obligation to update these forward-looking statements.

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-K.

OVERVIEW

The Company was organized under the laws of the State of Delaware under the name of Wollemi Mining Corp on October 9, 2007. The Company became an OTC-listed reporting (Section 15(d)) issuer on March 26, 2008 under the ticker "WOLI.OB". The Company's CUSIP Number is 977863 109.

On November 11, 2009, the Company completed a reverse acquisition transaction with Peakway Worldwide Limited ("Peakway"), a company incorporated under the laws of the British Virgin Island. The exchange was consummated under the laws of the State of Delaware and pursuant to the terms of the Share Exchange Agreement dated as of November 5, 2009 ("Share Exchange Agreement").

Pursuant to the Share Exchange Agreement, the Company issued 10,500,000 shares of its common stock, par value $0.0001 per share, to the stockholder of Peakway, Cabo Development Limited ("Cabo"), representing 70% of the Company's issued and outstanding common stock, in exchange for the 1,000 outstanding shares of Peakway held by Cabo. Immediately after giving effect to the reverse transaction, the Company had 15,000,000 shares of its common stock outstanding. Pursuant to this exchange, Peakway became a wholly-owned subsidiary of the Company and most of the Company's business operations are now conducted through Peakway's wholly-owned subsidiaries, Fujian Jinjiang Pacific Shoes Co., Limited ("Pacific Shoes"), and Fujian Baopiao Light Industry Co., Limited ("Baopiao Shoes"), two limited companies incorporated in Jinjiang City Fujian Province China under the laws of the People's Republic of China ("PRC"). On November 5, 2009, the Board of the Company, approved to change its name to Pacific Bepure Industry Inc. The Board also approved to change the Company's trading symbol to reflect the Company's current business.

The business operations of Peakway are conducted through its indirect wholly-owned Chinese subsidiaries, Pacific Shoes and Baopiao Shoes (collectively "Chinese Subsidiaries"). Our Chinese Subsidiaries develop, manufacture sports and casual footwear and sell a majority of its products through distributors. All of our products are designed by us for our exclusive distribution and joint sales under the brand name of "Baopiao". Pacific Shoes have four registered trademarks and eight pending trademarks. We mainly target at women customers.

Our Chinese Subsidiaries have 598 full time employees. With three production lines and advanced techniques in place, our Chinese Subsidiaries are capable of designing, producing and processing their own-branded products as well as providing ODM services for a South America brand. In 2009, the Company sold the majority of its products across 24 provinces in China. Meanwhile, 20.26% of our total revenues were generated from the sales to South America through our distributors. Since 2009, through 4 authorized distributors, we started to adopt direct retail outlets to flatten our sales channels. Our sales network includes 24 retail outlets managed by our 22 independent provincial distributors and 15 retail outlets managed by our authorized distributors in the PRC market. We have also developed the Online Sale model directly to the customers through our websites www.baopiao.com and www.bepure.com.cn as the supplement approach.

BUSINESS REVIEW

The Company has pursued a solid, stable and healthy development as well as good brand management since its inception in 1993. Our Baopiao brand was first introduced to the market in 2003 and we are positioning our brand as a high quality sports and casual footwear brand targeting consumer groups between the ages of 18 and 48. Revenues from sales of our Baopiao branded products were approximately $ 24,140,000 and $18,516,000, representing approximately 94.93 % and 91.98% of total revenues in 2009 and 2008, respectively. Substantially all of our revenues were generated from sales of our products to our distributors, which in turn sell our products to consumers in the PRC through retail outlets operated by them. The global economy went through gradual recessions from 2007 to 2009. In this period, the Company persistently carried out its investment in brand building and marketing resources, which we believe are appropriate measures to take and ensured further business expansion in such economic conditions.

In 2009, the Company was focused on promoting its most competitive products such as the height increasing products. We newly developed multiple product series, such as the beautiful "Travel Series", the elegant "Business Series", the fresh "Outdoor Series", the comfortable "Casual Series" and the "Sports Series". All these products are very popular among Chinese women consumers. By optimizing the business model and strengthening R&D efforts, the Company has built an enhanced marketing network for Baopiao branded products. In addition, the Company has brought experienced personnel to its management team. Key areas of progress in 2009 include proactive brand promotion, integrated marketing, product R&D, and an expansion of sales channels.

Our sales  increased by 26.31% from  $20,131,118 in 2008 to $25,428,497 in 2009.
We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities in the PRC. For the fiscal year ended December 31, 2009, we achieved $5,201,521 in net income, representing an increase of $765,503 or 17.26% from $4,436,018 in 2008.

BRAND PROMOTION AND MARKETING

Over the past decade, the Company has launched significant brand promotion activities, including proactive celebrity endorsement and the retail construction, to achieve greater recognition and penetration for its Baopiao brand. Baopiao has become one of the leading sports and casual footwear brands in the PRC market.

Under our current  brand  strategy,  we have  engaged  Chinese  celebrities  and sponsored influential activities to strengthen Baopiao's fashionable and distinctive brand image in the casual footwear market. Immediately after the launch of Baopiao brand in 2004, we invited famous singer Miss Jingru Liang to be our first brand spokeswoman; in 2006, we invited the movie star Miss Hao Chen to represent our brand; and in 2009, we hired Miss Rui Ma, the winner of "Pioneer Music New Artist", to be our product model. In addition, we have launched a variety of media commercials, including internet, outdoor and magazine advertising, as well as retail promotion, to ensure the broadest possible coverage of our events and brand publicity.

The Company also emphasizes the decoration of its outlets in order to spread the brand image and increase the recognition of our product among customers. The Company is engaged in providing guidelines to distributors to unify store posters, product displays, and promotion activities in the outlets, as well as to make progress in both the brand image and sales volumes of these outlets.

CHANNEL EXPANSION AND MANAGEMENT

In 2009, the Company took a number of steps to implement channel expansion and management as follows:

1. We focused on gather efforts to attract distributors to expand our sales network to 29 provinces and regions in the PRC.

2.We extended our coverage and control of sales terminals by expanding outlets in major cities as well as second and third tier cities across the PRC. The Company improved the relationships with authorized distributors to strengthen control over retail outlets, which the Company believes will provide a boost to future competition.

3. We initiated Internet sales and network marketing by building our websites and collaborating with other online sales platforms.

4. We continued to redecorate stores. The Company has assisted its distributors in updating fashion, freshness and eye-catchiness of their outlets, including a new logo and standardized superior design. We believe the new store images will perfectly combine the brand concept and innovative ideas, and will provide a better shopping experience for consumers.

PRODUCT R&D

The Company consistently aims to develop attractive footwear products to satisfy the demand of its target market and to interpret fashion trends. To help accomplish this, the Company utilizes three dimensional scanning bionic technologies, including integrated dynamic analysis, force measurement and plantar pressure analysis as well as techniques combining the feet modeling and feet database analysis, to develop functional, healthy and comfortable shoes. In 2007, the Company was rewarded the title of Hi-tech Enterprise by the local authority.

In 2009, in order to shape an appropriate, scalable and multiple product structure, the Company has increased the percentage of products for men in total sales and divided women's products into five series, including the "Travel Series", "Business Series", "Outdoor Series", "Casual Series" and the "Sports Series". Such restructuring has driven sales of our products to consumers.

Meanwhile, the Company has been focused on the R&D and application of new craftsmanship, new materials and new technologies, to streamline the Company's innovative brand concept and international sports fashion. The Company is committed to developing fashionable, stylish and practical footwear products. In addition, the Company keeps adding new elements into the product designs to enrich the brand connotation and win consumers' in-depth recognition of the Baopiao brand, thus ensuring the fashion trend-setter position of "Baopiao" in the female sports and casual footwear market.

SUPPLY CHAIN MANAGEMENT

Every year, the Company holds two fairs for its Baopiao branded footwear, namely, the Autumn-Winter Fair and the Spring-Summer Fair, to match the pace of internal production. In response to the diverse demands from regional markets, the Company has adopted a flexible marketing strategy - a mix of "general design" and "customized design". This strategy has improved the adaptability of our products to different regions.

In order to react rapidly to market trends, the Company has tried to optimize its purchase system and cost control. Specifically, the Company set up the purchase center for raw materials, to integrate its purchase strategy for the regular materials for general products and the special materials for customized products. This strategy has helped the Company improve the efficiency and reduce the cost of its materials purchases.

In 2009, in response to the surge in labor costs and raw material prices, the Company adopted proactive cost management by, among many other things, improving internal operations and improving supply chain planning. The cost management has effectively relieved the Company of the pressure due from the rising costs of labor, materials and related costs. As a result, the Company was able to maintain cost-based competitiveness.

The Company is constantly optimizing the supply chain and inventory management to maintain advantages in its inventory turnover. During fiscal year 2009, the average inventory turnover has been reduced to 14 days from 60 days in 2008, representing an obvious improvement in asset turnover as revenues maintained a steady growth.

INFORMATION MANAGEMENT

The Company has set up an information management system which consists of financial management, sales management, supply chain management, production management, decision-making support and database service functions. This is an integrated IT system and is able to handle the requirements of business development. The Company will continue to extend the new system to its sales channels, especially retail outlets.

CRITICAL ACCOUNTING POLICIES AND MANAGEMENT ESTIMATES

The discussion and analysis of our financial condition and results of operations are based upon our consolidated financial statements, which have been prepared in accordance with accounting principles generally accepted in the United States. The preparation of these financial statements requires us to make estimates and judgments that affect our reported assets, liabilities, revenues and expenses, and related disclosure of contingent assets and liabilities. We evaluate our estimates on an on-going basis and use them on historical experience and various other assumptions that are believed to be reasonable under the circumstances as the basis for making judgments about the carrying values of assets and liabilities that are not readily apparent from other sources. Actual results may differ from these estimates because of different assumptions or conditions.

FINANCIAL RESULTS FOR THE FISCAL YEARS EDNED DECEMBER 31, 2009 AND 2008

For the year ended December 31, 2009, the Company achieved revenues of $25,428,497, representing an increase of $5,297,379 or 26.31% when compared to $20,131,118 for the same period in 2008.

For the year ended December 31, 2009, the Company achieved net income of $5,201,521, representing an increase of $765,503 or 17.26% when compared to net income of $4,436,018 a year earlier.

The following table summarizes our operating results and key financial ratios for the years ended December 31, 2009 and December 31, 2008, respectively:

                                Fiscal year ended December 31,             Comparison
                                ------------------------------      ------------------------
                                   2009                2008           Amount             %
                                ----------          ----------      ----------         -----
STATEMENTS OFINCOME
Sales revenue                   25,428,497          20,131,118      $5,297,379         26.31%
Cost of sales                   16,796,818          13,024,292      $3,772,526         28.97%
Gross profit                     8,631,679           7,106,826      $1,524,853         21.46%
Total operating expenses         1,438,159             893,246      $  544,913         61.00%
Income from operations           7,193,520           6,213,580      $  979,940         15.77%
Other income                        29,869              46,665      $  (16,796)       (35.99)%
Losses arising from fire                --             163,312      $ (163,312)      (100.00)%
Finance costs                      124,207             115,806      $    8,401          7.25%
Income before income taxes       7,099,182           5,981,127      $1,118,055         18.69%
Income taxes                     1,897,661           1,545,109      $  352,552         22.82%
Net income                       5,201,521           4,436,018      $  765,503         17.26%

This table below illustrates the key operating results and financial indicators of the Company for the fiscal years ended December 31, 2009 and 2008, respectively:

                                     Fiscal year ended December 31,             Comparison
                                     ------------------------------       ------------------------
                                        2009                2008            Amount             %
                                     ----------          ----------       ---------          -----
KEY OPERATING RESULTS
Sale revenues                        25,428,497          20,131,118       $5,297,379         26.31%
Gross profit                          8,631,679           7,106,826       $1,524,853         21.46%
Income from operations                7,193,520           6,213,580       $  979,940         15.77%
Net income                            5,201,521           4,436,018       $  765,503         17.26%

KEY FINANCIAL RATIOS
PROFITABILITY RATIO
Gross profit margin                       33.94%              35.30%                        (1.36)%
Operating profit margin                   28.29%              30.87%                        (2.58)%
Net profit margin                         20.46%              22.04%                        (1.58)%
Ratio of general administrative
expenses to revenues                       4.62%               3.69%                         0.93%
Ratio of sales and marketing
expenses to revenue                        1.04%               0.74%                         0.30%

ASSET-EFFICIENCY RATIO
Average inventory turnover days              14                  60
Turnover days of accounts receivable         96                  78
Turnover days of accounts payable            50                  49

REVENUES

For the year ended December 31, 2009, the Company's revenues were $25,428,497, representing an increase of $5,297,379 or 26.31% when compared to $20,131,118 for the same period in 2008. The increase is mainly attributable to the following aspects:

1. An expanded sales network, especially in foreign markets. During 2009, the Company made efforts to develop the fast growing South American market. Therefore, international sales have increased 59.46% compared to the previous year, representing the largest area of growth.

2. Enhanced R&D. In 2009, the Company launched many stylish shoes that have been very popular in the market. In particular, Outdoor Series and Business Series shoes sold extremely well in the autumn and winter. This contributed to the increase in domestic sales of 19.98% as compared to as in 2008.

3. Improved sales of independent retail stores. The Company strived to build unified store images, training courses, brand activities and holiday promotions to match the sales growth with independent retail stores.

4. Full-scale brand promotion. In order to create a more stylish and attractive brand image, we updated our brand signage and positioning and hired a celebrity singer to be our brand promoter.

GEOGRAPHIC SEGMENTS OF REVENUES

The Company's revenues were mainly derived from these sales channels and regions:

                                  Year ended              Year ended
                                  31-Dec-09               31-Dec-08                Comparison
                              -----------------       ------------------       -----------------
                              $'000         %         $'000          %         $'000         %
                              -----      ------       -----       ------       -----       -----
International markets         5,152       20.26%      3,231        16.05%      1,921       59.46%
PRC market                   20,276       79.74%     16,900        83.95%      3,376       19.98%
The eastern section(1)        3,336       13.12%      2,731        13.57%        605       22.15%
The northern section(2)       9,544       37.53%      8,340        41.43%      1,204       14.44%
The southern section(3)       7,396       29.09%      5,829        28.95%      1,567       26.88%
Total revenues               25,428      100.00%     20,131       100.00%      5,297       26.31%

NOTE:

1. The eastern section refers to the city of Shanghai and the provinces of Zhejiang, Jiangsu, Anhui, Hubei, Hunan, Jiangxi and Shandong in the PRC;

2. The northern section refers to the city of Beijing and the provinces of Xinjiang, Gansu, Ningxia, Hebei, Henan, Tianjin, Shanxi, Inner Mongolia, Liaoning, Jilin and Heilongjiang in the PRC;

3. The southern section refers to the city of Chongqing and provinces of Guangdong, Guangxi, Fujian, Hainan, Sichuan, Guizhou, Yunnan and Tibet in the PRC.

For the year ended December 31, 2009, $5,152,000 of our sales revenues were generated from foreign markets, representing an increase of 59.46% when compared to $3,231,000 for the same period in 2008, thanks to the innovative, stylish and reasonably-priced products we sold to the South America. Our penetration in South America has increased steadily, particularly in Chili and Brazil

For the year ended December 31, 2009, the domestic eastern market contributed $3,336,000 to the Company's sales revenue, representing an increase of 22.15%, when compared to $2,731,000 earned a year ago. The northern market generated sales revenues of $9,544,000, representing an increase of 14.44%, when compared to $8,340,000 for the same period in 2008. The southern market achieved sales revenues of $7,396,000, representing an increase of 26.88%, when compared to $5,829,000 for the same period in 2008.

In 2009, we also achieved a 26.88% increase in revenues from our southern market. The southern growth is due to the expansion of our sales network in Fujian province and Jiangsu province. With the rapid development of the local economic and spending power, in two cities, Kunming and Chengdu, there was higher recognition of our products and improved acceptance of prices and our brand concept, thereby creating a rapid growth in sales.

The Company retained the traditional sales mode of "distributorship and established single exclusive stores, self-run direct chain stores, franchisee and network sales" representing four integrated selling methods in major cities across China. The Company increased its funding for R&D, equipment, facilities and the talent enrolment, in order to develop its well designed products. The Company constantly added new design elements to enrich the brand connotation and promote consumers' recognition of Baopiao brand. All of these strategies have ensured the fashion trend-setter position of Baopiao in the sports and leisure female shoe market.

GROSS PROFIT AND GROSS PROFIT MARGIN

                             Fiscal year ended December 31,             Comparison
                             ------------------------------      ------------------------
                                2009                2008           Amount             %
                             ----------          ----------      ----------         -----
Sales revenue                25,428,497          20,131,118      $5,297,379         26.31%
Cost of sales                16,796,818          13,024,292      $3,772,526         28.97%
Gross profit                  8,631,679           7,106,826      $1,524,853         21.46%
Gross profit margin               33.94%              35.30%

In 2009, the Company's gross profit was $8,631,679, representing an increase of $1,524,853 or 21.46% as compared to $7,106,826 for the previous year.

In 2009, the Company's gross profit margin was 33.94%, representing a decrease of 35.30% compared to 2008, mainly due to a higher labor cost.

OPERATING EXPENSES

SALES AND MARKETING EXPENSES

For the year ended December 31, 2009, the Company's sales and marketing expenses were $263,749, or of 1.04% of revenue, an increase of $113,925 or 76.04% as compared to $149,824, or 0.74 % of revenue, for the same period in 2008. The increase was mainly due to these factors:

     1. The launch of brand promotion. Our full-scale brand promotion included the eye-catching brand image, brand repositioning and the celebrity endorsement. As a result, advertising costs increased significantly in 2009, compared to last year.
     2. While retaining the traditional "dealer + agent" distribution model, the Company started to establish a multilevel integrated sales model, including single stores, direct sales stores, city franchises and network marketing, in major cities across the country. The Company launched specific promotions to fit these methods of retail presence. For example, we have replaced shelves in these stores. As a consequence, the sales expenses increased accordingly.

GENERAL AND ADMINISTRATIVE EXPENSES

General and administrative expenses were $1,174,410, or 4.62% of revenues, for the fiscal year ended December 31, 2009. The ratio of general administrative expenses to revenues increased by 0.93 %, as compared to 3.69% of last year . During this period, higher R&D expenses were used to develop five broad product series; a number of administrative personnel were recruited to meet our business expansion; and work environment and conditions were improved to maintain good relations with our employees. As a result, labor costs and office expenses increased in 2009.

FINANCE COST

For the year ended December 31, 2009, finance cost was $124,207, or 0.49% of revenues, representing an increase of $8,401, or 7.25% as compared with $115,806, or 0.58% of revenues of 2008. Finance cost mainly consisted of the interest due on the bank loan to fund the market expansion and to set up retail outlets with standardized brand images.

NET PROFIT

For the year ended December 31, 2009, the net profit was $5,201,521 representing an increase of $765,503or 17.26% compared with $4,436,018 a year earlier, primarily as a result of the growth in revenues.

NET PROFIT MARGIN

Net profit margin was 20.46% for the fiscal year ended December 31, 2009, representing a decrease of 1.58% as compared to 22.04% of 2008. In 2009, in response to the financial crisis, the Company decided to pursue a steady growth in revenues and a stable cooperative relationship with distributors and therefore maintained the same pricing strategy on new products. The pricing strategy, the rising labor costs, and the office expenses, were the major pressures affecting our net margin.

LIQUIDITY AND CAPITAL RESOURCE

As of December 31, 2009, the Company's total assets were $27,872,769. Total assets consist of current assets of $15,301,143, cash and cash equivalents of $4,325,176, accounts receivable of $7,274,214, inventories of $698,135, other accounts receivable and advance payments of $3,003,618, property and equipment of $6,407,851 ,intangible assets of $214,182 and land use rights of $5,949,593.

As of December 31, 2009, total liabilities were $15,151,463. Total liabilities are composed by accounts payable of $3,477,541, short-term loans of $1,467,000, tax payable of $1,986,162, dividends payable of $2,019,252 and other accounts payable and related provision of $6,201,508. As of December 31, 2009, stockholder's equity was $12,721,306, As of December 31, 2009, the gearing ratio is 54.36%.

We offer reasonable credit limits to our customers and credit terms of 180 days to maintain control of account receivables. The average turnover was 96 days for our accounts receivable in 2009.

CASH FLOWS

As of December 31, 2009, the Company's cash and cash equivalents were $4,325,176, representing an increase of $691,247 as compared with $3,633,929 on December 31, 2008.

As of December 31, 2009, net cash flows provided by operating activities were $3,643,207,

As of December 31, 2009, net cash flows used in investing activities were $783,852, The major investment in 2009 refers to the construction of the new factory. The financial resources were generated from operating activities and credit funds.

As of December 31, 2009, net cash flows used in financing activities were $2,188,547.

CONTINGENT LIABILITIES

In accordance with the PRC tax regulations, the Company's sales are subject to value added tax ("VAT") at 17% upon the issuance of VAT invoices to its customers. When preparing these financial statements, the Company recognized revenue when goods were delivered, and made full tax provision in accordance with relevant national and local laws and regulations of the PRC.

The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. In the local statutory financial statements prepare under PRC GAAP, the Company recognized revenue on an "invoice basis" instead of when goods are delivered. Accordingly, despite the fact that the Company has made full tax provision in the financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The director considers it is very unlikely that the tax penalty will be imposed.

OFF BALANCE SHEET ARRANGEMENTS

We offer competitive remuneration schemes to our employees based on industrial practices as well as the employee's and our performance.

PROSPECTS

In 2009, the Company continued its strong performance in terms of business expansion and maintained a solid financial position. In 2010, the Company is faced with even more intense competition and more diversified consumer demand in the market. Therefore, we will continue to enhance our brand value, R & D capacity, production and brand marketing. In order to increase the market competitiveness of Baopiao and turn challenges into opportunities, we expect to proceed with the following activities:

MARKETING INTEGRATION

1. Deepen the integration of innovative multilevel marketing model
During 2009, the Company established a flatter marketing model, combining the "dealer + agent" and "single camp stores, direct sales stores, city business and network marketing" and achieved good results. This year, the Company will continue to implement the construction of an integrated marketing model, and further develop network marketing. Our network marketing includes product browser, user registration, online ordering, online payment and many other functions, such as comparison parameters to facilitate consumer purchase.

2. Extend our sales network
The coverage achieved by a sales network is one of the most critical factors in determining brand development. Over the past decade, our sales network has spread to 24 provinces and autonomous regions across China. We mainly make our products available on the pedestrian streets, commercial streets, in shopping malls, side halls, middle counters, comprehensive stores, wall racks, supermarkets and others. In 2010, in the PRC market, the Company will continue to strengthen the integration of agents and distributors by eliminating weak agents and giving strong support to potential agents. With full-scale brand promotion and a well-segmented market, in 2010, we will strive to increase the penetration of our Baopiao products in prefecture-level cities together with our agents. We shall maintain a steady growth in export. This year, we are continuing to focus on the South American market and will actively develop the potential envision in the European market. In response to the demand and trend of the international footwear market, we will continuously develop the quality high-tech products that appeal to foreign consumers.

3. Promote our brand building with retail stores
The Company will set up a special agency responsible for store decoration, product display and store images as well as for training store managers, and store clerks throughout the country to improve their awareness and quality of overall services. The construction of store images will provide consumers with a comfortable shopping space and services, and will attract consumers with our unique brand image, brand culture and services.

4. Optimize our supply chain and operation
The Company will continue to optimize the supply chain management system to improve the overall cost-effectiveness and better cope with market trends. Also, the Company will work closely with the suppliers of raw materials and original design as well as manufacturers of original equipment by providing them with instructions, feedback and training on logistics and inventory management to upgrade their operating system and efficiency.

To further enhance long-term operational efficiency, the Company will strengthen internal management system. First, we will introduce the Enterprise Resource Planning System (the "ERP") to optimize information management for the domestic retail outlets. The ERP will enable us to collect the information/data comprehensively and develop a more sophisticated analysis on market trends and consumer preferences, to permit better decision-making.

STANDARDIZED PRODUCTION MANAGEMENT

1. A specified production will improve efficiency.
There are distinguished features between domestic and export products. In 2010, the Company will separate production for foreign markets and the domestic market, which we believe will improve our efficiency and quality. We are determined to supply more products with higher quality.

2. We shall restructure our product series.
The Company has developed high-sole series, hidden-sole series, thin crust series, outdoor series and many other products. Under the "Travel Time" theme, we will refine the product mix and divide them into four series, namely, urban travel, free travel, business travel and outdoor travel. In 2010, the Company will continue to enrich the four product series. For example, we shall add sneakers to the "Free Travel" series and increase the proportion of shoes for men in the "Outdoor Travel" series. In addition, we will introduce the concept of "travel" to diversify our products and enhance our brand image.

3. We shall enlarge our production with a fruitful management.
The construction of our new factory is near complete in 2010. It is located in Hui'an County in Fujian Province, with the land coverage of 667,000 square meters roughly. There will be modern manufacturing facilities, beautiful buildings and a peaceful living compound in this well-equipped new factory. Once the new factory commences production, we shall adhere to the "human oriented" philosophy and create a harmonious environment to inspire the enthusiasm and contribution of our employees.

4. We shall strengthen R&D efforts.
The Company pays significant attention to building a capable R&D team. We shall recruit additional talents and improve our training programs. We shall create a fair mechanism and platform for recruitment, training and the promotions. Meanwhile, we will establish our affiliate R&D center in the fashion metropolises, with priority given to Hong Kong, Shanghai and Guangzhou, so that we will immediately be informed of international fashion trends and be positioned to produce the new high fashion products which are widely favored by consumers.

FULL-SCALE BRAND PROMOTION

1. We will put greater efforts into our brand building to increase the core value of our Baopiao brand.
We will aim to further strengthen our brand promotion. With additional investment, we will launch an aggressive advertising campaign nationwide, especially in the regions where we have an intense retail presence, through various media and other approaches. We believe this will create a comprehensive platform to improve brand awareness. In addition, in order to promote our brand reputation, we shall provide greater support to certain regional distributors to meet their special needs for advertisement. Some of them will become role models among distributors. Further, we will hire brand spokespersons, sponsor or co-sponsor certain sport events and support large public welfare activities. We shall gain additional brand value by frequently presenting our energetic and friendly brand image.

2. We will seek more celebrities to represent our brand.
From Miss Jingru Liang to Miss Hao Chen, the Company has always been committed to finding the best candidates to endorse the Baopiao brand. We will continue to seek new spokespersons to interpret the "fashion", "travel" and "stylish" features of our Baopiao branded products. Such spokespersons will be chosen from among many popular stars and must have huge market appeal to our consumers. We shall use the similar characteristics between our brand and spokesperson to launch intensive advertising campaigns and introduce consumers into our Baopiao "Travel Times".

3. TV commercials
TV commercials have been put on our agenda in 2010 to mark the distinctive "Travel Time" of Baopiao brand. In addition to the existing media advertisements and sponsorships, TV commercials will also be launched through certain regional TV channels, which we believe will increase awareness of the Baopiao brand and the theme of "Travel Times".

4. We will try to unify the brand image and strengthen promotions among retail outlets.
We will build a number of standardized and lively stores to build the sales of our Baopiao products. We will try to let consumers feel the colorful and exciting brand culture whenever they walk into our stores. Meanwhile, we will organize many promotional events, such as store anniversary, holiday promotion, new product launches and others to enhance our retail marketing.

MATURE INTERNAL MANAGEMENT

The Company will fully introduce an ERP system in 2010 to ensure an effective enterprise management. We will take advantage of the ERP to realize application of sophisticated office systems, information sharing, and paperless work environment. With constant innovation and scientific management, the Company will become stronger in the global market.

1. We will restructure our functional departments whenever necessary
The Company is willing to adopt advanced international mechanisms to manage our production and marketing. We shall set up certain functional departments to fulfill corresponding responsibilities if needed. Each department and employee is asked to take care of specific work. In the end, the Company will become increasingly effective in business operation.

2. We will adopt an employee incentive policy.

In order to inspire the passion of our key employees and encourage them to make more contributions, the Company will adopt incentive mechanisms, such as promotion rules, task compliance bonuses, technical excellence bonuses and free training courses. Since the Company has become a public issuer, we will adopt an employee incentive option plan, which we believe will motivate our employees to care more about their individual performances as well as the Company's performance.

ITEM 7A. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

This report does not include information described under Item 305 of Regulation S-K pursuant to the rules of the Securities and Exchange Commission that permit "smaller reporting companies" to omit such information.

ITEM 8. FINANCIAL STATEMENTS AND SUPPLEMENTARY DATA

The Financial Statements and supplementary data are listed in the Index to Financial Statement starting from page F-1 of this report.

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures designed to ensure that information required to be disclosed in our filings under the Securities Exchange Act of 1934 is (1) recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission's rules and forms and (2) accumulated and communicated to management, including our Chief Executive Officer and Chief Financial Officer, as appropriate, to allow timely decisions regarding required disclosure.

As required by Rule 13a-15 under the Exchange Act, as of the end of the fiscal year covered by this Annual Report on Form 10-K, we have carried out an evaluation of the effectiveness of the design and operation of our disclosure controls and procedures. This evaluation was carried out under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer.

Based upon that evaluation, our Chief Executive Officer and Chief Financial Officer concluded that our disclosure controls and procedures are effective at December 31, 2009.

There have been no changes in our internal controls over financial reporting (as defined in Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the fourth quarter of fiscal 2009 that has materially affected, or is reasonably likely to materially affect, our internal control over financial reporting.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2009, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2009.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance with respect to financial statement preparation and presentation.

This Annual Report on Form 10-K does not include an attestation report of our independent registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by our independent registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit us to provide only management's report in this Annual Report on Form 10-K. A significant deficiency is a deficiency, or a combination of deficiencies, in internal control over financial reporting that is less severe than a material weakness, yet important enough to merit attention by those responsible for oversight of the company's financial reporting.

The management's assessment of internal controls over financial reporting was not subject to auditor attestation as of December 31, 2009 pursuant to temporary rules of the Securities and Exchange Commission. Accordingly, this Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting identified in connection with the evaluation required by paragraph (d) of Rule 13a-15 or 15d-15 promulgated under the Exchange Act that occurred during the last fiscal quarter ended December 31, 2009 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

ITEM 9B - OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Name                 Age                         Position
----                 ---                         --------

Haiting Li           45     Chairman of the Board, Chief Executive Officer,
                            President, and Secretary

Zhong Zhao           45     Chief Financial Officer and Treasurer

Rongyan Ding         46      Director

Fuhsin Chen          65     Independent director

Minghua Liu          49     Independent director

Erik Vonk            56     Independent director

The following is a summary of the biographical information of our directors and officers:

HAITING LI Mr. Li became a director and our Chief Executive Officer and General Manager on November 11, 2009 when we completed our reverse acquisition of Peakway. Before the reverse acquisition, Mr. Li had served as the chairman and CEO of Pacific Shoes since 2000 and as the Chairman and CEO of Baopiao Shoes since 2006. Mr. Li served as the general manager of Pacific Shoes from 1993 to 2000. He served as the manager of Jinjiang Xinxing Footwear Factory from 1989 to 1993. He worked as the technician of Footwear Jinjiang Handai Factory from 1982 to 1989.

ZHONG ZHAO Mr. Zhao became our CFO on November 11, 2009. Mr. Zhao had been the CFO of Pacific Shoes and Baopiao Shoes since January 8, 2009. He served as the financial manager of Beijing Telestone Technology Corporation from March 2004 to December 2008, and as the financial manager of Hubei Dangyang Hydraulic Engineering Bureau from July 1990 to 2003.

RONGYAN DING Mr. Ding became a director of the Company on November 11, 2009. Mr. Ding had been the deputy general manager of Pacific Shoes since 2003. From 1992 to 2002 he was engaged in the wholesale of footwear in Zhengzhou City, Henan Province.

FUHSIN CHEN Mr. Chen became our independent director on November 11, 2009. Mr. Chen joined the footwear industry since 1965. His experience includes serving as director of General Manager of Xieruan Technology Company from 2002 to 2008, as the president of shoe- training class of Kechuang Shoemaking Training Center from 2002 to 2008, as the president of Chenfuxing footwear sample studio in

Taiwan from 2000 to 2002 as the president of ChenFu-Hsin Shoe Pattern Workroom in Taiwan from 1987 to 2000. Mr. Hsin owns the Patent of Manufacturing System and Manufacturing Method on Footwear Edition-opening (Patent No.: i 271160).

MINGHUA LIU Ms Liu became our independent director on November 11, 2009. She had been the General Manager of OSCAR Company (Taipei) from 1991 to 2008. From 1984 to 1991 she served as Shipping Manager of Yudong Company.

ERIK VONK, Mr. Vonk became our independent director on November 11, 2009. From 2002 to 2007 he was Chairman and CEO of Gevity HR, a NASDAQ listed Company. Previously, he was President and CEO of Randstad North America and a Member of the Group Executive Board of Randstad NV, the world's third largest staffing company. This followed 14 years in international banking where he began his career. Mr. Vonk earned an undergraduate degree in Holland and holds an MBA from Golden Gate University, San Francisco (1984).

All of our directors hold their positions on the Board until our next annual meeting of the shareholders, and until their successors have been qualified after being elected or appointed. Officers serve at the discretion of the Board.

BOARD COMPOSITION AND COMMITTEES

We believe that the members of the Board are collectively capable of analyzing and evaluating our financial statements and understanding internal controls and procedures for financial reporting.

A majority of our directors are independent directors. Our Board determines whether a director is independent through a broad consideration of facts and circumstances, including an assessment of the materiality of any relation between us. Our board believes that our independent directors satisfy the criteria for independence.

We appointed Fuhsin Chen, Minghua Liu, and Erik Vonk as members of the Audit, Nominating, and Compensation Committees.

AUDIT COMMITTEE

Our audit committee initially consists of Erik Vonk and Minghua Liu. Erik Vonk is the chairman of our audit committee. The audit committee will oversee our accounting and financial reporting processes and the audits of the financial statements of our company.

COMPENSATION COMMITTEE

Our compensation committee initially consists of Fuhsin Chen and Minghua Liu. Minghua Liu is the chairman of our compensation committee initially. Members of the compensation committee will not be prohibited from direct involvement in determining their own compensation.

NOMINATING COMMITTEE

Our nominating committee initially consists of Fuhsin Chen and Erik Vonk. Fuhsin Chen is the chairman of our corporate governance and nominating committee. The nominating committee will assist the Board in identifying individuals qualified to become our directors and in determining the composition of the board and its committees.

DIRECTOR COMPENSATION

As of the date of this report, our directors have received no compensation for their service on the board of directors. We do reimburse our directors for reasonable travel expenses related to attendance at board of director meetings.

FAMILY RELATIONSHIPS

There are no family relationships among our directors or officers.

COMPENSATION DISCUSSION AND ANALYSIS

The following is a discussion of our program for compensating our named executive officers and director. Our compensation committee will be responsible for determining the compensation of our named executive officers.

Our Compensation Committee will consider a variety of factors in determining compensation of executives, including their particular background and circumstances, such as their training and prior relevant work experience, their success in attracting and retaining savvy and technically proficient managers and employees, increasing our revenues, broadening our product line offerings, managing our costs and otherwise helping to lead our company through a period of rapid growth.

STOCK-BASED AWARDS UNDER THE EQUITY INCENTIVE PLAN.

Historically, we have not granted equity awards as a component of compensation, and we presently do not have an equity-based incentive program. In the future, we will likely adopt and establish an equity incentive plan pursuant to which equity awards may be granted to eligible employees, including each of our named executive officers, if our compensation committee determines that it is in the best interest of the Company and our stockholders to do so.

RETIREMENT BENEFITS

Currently, we do not provide any company sponsored retirement benefits to any employee, including the named executive officers.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information concerning all cash and non-cash compensation awarded to, earned by or paid to the following persons for services performed for us and our subsidiaries during 2009 in all capacities. No executive officers received compensation of $100,000 or more in 2009.

                                   Annual Compensation                  Long Term Compensation
                         ---------------------------------------   --------------------------------------
                                                                             Awards              Payouts
                                                                   -------------------------    ----------
Name and                                              Other        Restricted     Securities
Principal                                            Annual          Stock        Underlying      LTIP         All Other
Position          Year   Salary($)    Bonus($)   Compensation($)   Award(s)($)   Options/SARs   Payouts($)   Compensation($)
--------          ----   ---------    --------   ---------------   -----------   ------------   ----------   ---------------
Susana Gomez      2009         0         0              0              0               0            0              0
former Director,
CEO, CFO and
secretary (1)

Yi Chen           2009         0         0              0              0               0            0              0
Former Director,
CEO, CFO and
secretary (2)

Haiting Li        2009         0         0              0              0               0            0              0
Chairman,
CEO, President,
and Secretary, (3)

Zhong Zhao        2009    15,000         0              0              0               0            0              0
CFO and
Treasurer (4)

----------
(1) Ms. Susana Gomez served as our Director, CEO, CFO and secretary from September 8, 2008 until her resignation on October 22, 2009.
(2) Mr. Yi Chen served as our Director, CEO, CFO and secretary from October 2009 until his resignation on November 11, 2009.
(3) Mr. Haiting Li became our Chief Executive Officer and Chairman of the Board on November 11, 2009.
(4)  Mr. Zhong Zhao became our Chief Financial Officer on November 11, 2009.

The following is a summary of the compensation paid by Chinese Subsidiaries to Haiting Li, their Chief Executive Officer, Zhong Zhao, our Chief Financial Officer for the fiscal year ended 2009 and 2008, respectively. No executive officer of Pacific Shoes or Baopiao Shoes received compensation in excess of $100,000 for any of these three years.

                                   Annual Compensation                  Long Term Compensation
                         ---------------------------------------   --------------------------------------
                                                                             Awards              Payouts
                                                                   -------------------------    ----------
Name and                                              Other        Restricted     Securities
Principal                                            Annual          Stock        Underlying      LTIP         All Other
Position          Year   Salary($)    Bonus($)   Compensation($)   Award(s)($)   Options/SARs   Payouts($)   Compensation($)
--------          ----   ---------    --------   ---------------   -----------   ------------   ----------   ---------------
Haiting Li (1)    2008         0         0              0              0               0            0                 0
(Chief            2009         0         0              0              0               0            0                 0
Executive
Officer)

Zhong Zhao (2)    2009    15,000         0              0              0               0            0            15,000
(Chief
Financial
Officer)

----------
(1)  Mr. Haiting Li served as Pacific Shoes' CEO from the year of 2000.
(2)  Mr. Zhong Zhao served as Pacific Shoes' CFO on January 8, 2009.

BONUSES AND DEFERRED COMPENSATION

We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our compensation committee.

STOCK OPTION AND STOCK APPRECIATION RIGHTS

We do not currently have a stock option plan or stock appreciation rights plan. No stock options or stock appreciation rights were awarded during the fiscal year ended December 31, 2009 and 2008.

EMPLOYMENT AGREEMENTS

Our Chinese subsidiary has employment agreements with the following executive officers and directors:

MR. HAITING LI - our CEO's employment agreement with Pacific Shoes was renewed on December 5, 2007.

MR. ZHONG ZHAO our CFO's employment agreement with Pacific Shoes became effective as of January 8, 2009.

Each of the employment agreements provide that the executives will be provided cash compensation. The employment agreements do not provide any change in control or severance benefits to the executives, and we do not have any separate change-in-control agreements with any of our executive officers.

INDEMNIFICATION OF DIRECTORS AND EXECUTIVE OFFICERS AND LIMITATION OF LIABILITY

At the present time, there is no pending litigation or proceeding involving a director, officer, employee or other distributor of ours in which indemnification would be required or permitted. We are not aware of any threatened litigation or proceeding which may result in a claim for such indemnification. On November 5, 2009, our Board has approved to amend the Certificate of Incorporation to provide for the indemnification of any and all persons whom it shall have power to indemnify under the Delaware General Corporation Law from and against any and all of the expenses, liabilities, or other matters referred to in or covered by such law.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth information regarding beneficial ownership of our voting stock as of December 31, 2009, (i) by each person who is known by us to beneficially own more than 5% of any class of our voting stock; (ii) by each of our officers and directors; and (iii) by all of our officers and directors as a group.

                                                       Shares
                                                    Beneficially        % of
Name and Address of Beneficial Owner (1)               Owned         Class Owned
----------------------------------------               -----         -----------
                                                    Common stock
OWNER OF MORE THAN 5% OF CLASS

Cabo Development Limited (2)                         10,500,000          70%
2nd Floor, Abbott Building, Road Town, Tortola,
British Virgin Islands

Haiting Li (3)                                       10,500,000          70%

DIRECTORS AND EXECUTIVE OFFICERS

Haiting Li (CEO)                                     10,500,000          70%

Zhong Zhao* (CFO)                                             0           0

Chenfu Hsin*                                                  0           0
4F, No.1, Lane 36, Yongping Street, Taipei,
Taiwan

Minghua Liu*                                                  0           0
9F, No.92, Xingyun Street, Taipei, Taiwan

Erik Vonk*                                                    0           0
773 Hideaway Bay Drive, Longboat Key, FL 34228

All Directors and Executive Officers
 (5 persons)                                         10,500,000          70%

----------
*    Less than 1% of the issued and outstanding shares as of December 31, 2009.
1) Unless otherwise stated, the address of all persons in the table is No.78 Kanglong East Road, Handan Village, Chendai Town, Jinjiang City, Fujian Province, China.
2) On November 11, 2009, we acquired Peakway in a reverse acquisition with Cabo Development Limited. As merger consideration for the Peakway shares we received from the Cabo Development Limited we issued and delivered to Cabo Development Limited 10,500,000 of our newly-issued shares of common stock.
3) Cabo Development Limited is owned by Haiting Li. Accordingly, 10,500,000 shares of common stock issued to Cabo Development Limited as a result of the consummation of the reverse acquisition are beneficially attributed to Mr. Haiting Li, our CEO and Chairman of the board.

Beneficial ownership is determined in accordance with the rules of the SEC and generally includes voting or investment power with respect to securities. Each of the beneficial owners listed above has direct ownership of and sole voting power and investment power with respect to the shares of our common stock.

ITEM 13 CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

Except for the ownership of the Company's securities, and except as set forth below, none of the directors, executive officers, holders of more than five percent of the Company's outstanding common stock, or any member of the immediate family of any such person have, to the knowledge of the Company, had a material interest, direct or indirect, in any transaction or proposed transaction which may materially affect the Company.

During February, 2008 and October, 2008, Pacific Shoes provided five unsecured, non-interest bearing loans to our CEO and the Chairman of the Board, Haiting Li, in the total amount of RMB 31 million. In January, 2009, the loans had been paid in full by Haiting Li out of the dividends he received from Pacific Shoes.

Our board of directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 5, 2009, we dismissed Chang G. Park, CPA, as our independent auditor, and elected to appoint PKF, CPA as our independent auditor.

The committee has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence. The principal accountant fees of the fiscal year 2008 and 2009 are as follows:

                                         Fiscal 2008      Fiscal 2009
                                         -----------      -----------

            Audit Fees(1)                  $ 8,500          $94,000
            Audit-Related Fees(2)          $     0          $     0
            Tax Fees(3)                    $     0          $     0
            All Other Fees(4)              $     0          $     0

            Total                          $ 8,500          $94,000

----------
(1) During the fiscal years ended December 31, 2008 and 2009, Chang G Park and PKF billed us $8,500 and $94,000 for 2008 and 2009 respectively in fees for professional services for the audit of our annual financial statements, review of financial statements included in our Form 10-Q quarterly reports.
(2) During the fiscal years ended December 31, 2008 and 2009, Chang G Park and PKF billed us $0 in fees for assurance and related services relating to the performance of the audit and review of the Company's financial statement.
(3) During the fiscal years ended December 31, 2008 and 2009, Chang G Park and PKF billed us $0 in fees for professional services for tax planning and preparation.
(4) During the fiscal years ended December 31, 2008 and 2009, Chang G Park and PKF billed us $0 in fees for all other services.

                                    PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(c) Exhibits

    2.1* Share Exchange Agreement, dated as of November 5, 2009 among the Company, Cabo Development Limited, and Peakway Worldwide Limited

    3.1*       Certificate of Incorporation*

    3.2*       Bylaws*

    3.3*       Certificate of Amendment of the Certificate of Incorporation

    10.1* Equity Transfer Agreement of Jujian Baopiao Light Industry Co., Ltd. dated February 26, 2009

    10.2* Equity Transfer Agreement of Fujian Jinjiang Pacific Shoes Co., Ltd. dated January 12, 2009

    10.3* Employment Agreement, dated December 5, 2007, by and between Fujian Jinjiang Pacific Shoes Co., Ltd. and Haiting Li

    10.4* Loan Agreement, dated June 9, 2009, between Fujian Jinjiang Pacific Shoes Co., Ltd. and China Agricultural Bank, Jinjiang Branch

    10.5* Purchase contract, dated January 11, 2008, by and between Fujian Jinjiang Pacific Shoes Co., Ltd. and Huachang Footwear Materials Company

    10.6* Distribution Agreement of Fujian Jinjiang Pacific Shoes Co., Ltd. dated April 30, 2009

    21.1*      List of Subsidiaries

    31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

    31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.

    32.1 Certification of the Chief Executive Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

    32.2 Certification of the Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*    incorporated by reference to our Form 8-K filed on November 12, 2009

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                             Pacific Bepure Industry Inc.


Dated: March 31, 2010        By: /s/ Haiting Li
                                 -----------------------------------------------
                                 Haiting Li
                                 Chairman of the Board, Chief Executive Officer, President, and Secretary

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.


Dated: March 31, 2010        By: /s/ Haiting Li
                                 -----------------------------------------------
                                 Haiting Li
                                 Chairman of the Board, Chief Executive Officer, President, and Secretary


Dated: March 31, 2010        By: /s/ Zhong Zhao
                                 -----------------------------------------------
                                 Zhong Zhao
                                 Chief Financial Officer and Treasurer


Dated: March 31, 2010        By: /s/ Rongyan Ding
                                 -----------------------------------------------
                                 Rongyan Ding
                                 Director


Dated: March 31, 2010        By: /s/ Fuhsin Chen
                                 -----------------------------------------------
                                 Fuhsin Chen
                                 Independent Director


Dated: March 31, 2010        By: /s/ Minghua Liu
                                 -----------------------------------------------
                                 Minghua Liu
                                 Independent Director


Dated: March 31, 2010        By: /s/ Erik Vonk
                                 -----------------------------------------------
                                 Erik Vonk
                                 Independent Director

                                                                           Pages
                                                                           -----

Report of Independent Registered Public Accounting Firm                     F-1

Consolidated Balance Sheets                                                 F-2

Consolidated Statements of Income and Comprehensive Income                  F-3

Consolidated Statements of Cash Flows                                       F-4

Consolidated Statements of Stockholders' Equity                             F-6

Notes to Consolidated Financial Statements                                  F-7

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of directors and Stockholders of Pacific Bepure Industry Inc.
(Formerly known as Wollemi Mining Corp.)

We have audited the accompanying consolidated balance sheets of Pacific Bepure Industry Inc. (the "Company") and its subsidiaries as of December 31, 2009 and 2008, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2009. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2009 and 2008 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2009 in conformity with accounting principles generally accepted in the United States of America.



/s/ PKF
----------------------------
PKF
Certified Public Accountants
Hong Kong, China
March 30, 2010

Pacific Bepure Industry Inc.
(Formerly known as Wollemi Mining Corp.)
Consolidated Balance Sheets
(Stated in US Dollars)

                                                                      As of December 31,
                                                             --------------------------------
                                                                 2009                 2008
                                                             -----------          -----------
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                  $ 4,325,176          $ 3,633,929
  Restricted cash - Note 4                                            --               74,493
  Trade receivables                                            7,274,214            6,102,998
  Prepayments and other receivables - Note 5                      69,618              350,328
  Amount due from a director - Note 6                                 --            4,554,237
  Advances to customers and distributors - Note 7              2,934,000            2,917,919
  Inventories - Note 8                                           698,135              629,281
                                                             -----------          -----------
      Total current assets                                    15,301,143           18,263,185

Properties, plant and equipment, net - Note 9                  6,407,851            5,616,201
Land use rights - Note 10                                      5,949,593            6,044,664
Intangible asset - Note 11                                       214,182              265,531
                                                             -----------          -----------

TOTAL ASSETS                                                 $27,872,769          $30,189,581
                                                             ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current liabilities
    Trade and bills payables                                 $ 3,477,541          $ 1,147,233
    Other payables and accrued expenses - Note 12              6,201,508            7,965,238
    Dividend payable - Note 13                                 2,019,252                   --
    Loans payable - Note 14                                    1,467,000            2,904,466
    Income tax payable                                         1,986,162            3,536,728
                                                             -----------          -----------
      Total current liabilities                               15,151,463           15,553,665
                                                             -----------          -----------

TOTAL LIABILITIES                                             15,151,463           15,553,665
                                                             -----------          -----------

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS' EQUITY
  Common stock: par value of $0.0001 per share
   Authorized 70,000,000 shares in 2009 and 2008;
   issued and outstanding 15,000,000 shares in 2009
   and 10,500,000 shares in 2008 - Note 23                         1,500                1,050
  Additional paid-in capital                                   3,124,213            2,989,723
  Statutory reserve - Note 24                                    309,688              309,688
  Accumulated other comprehensive income                       1,341,306            1,292,787
  Retained earnings                                            7,944,599           10,042,668
                                                             -----------          -----------
TOTAL STOCKHOLDERS' EQUITY                                    12,721,306           14,635,916
                                                             -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                   $27,872,769          $30,189,581
                                                             ===========          ===========

                 The accompanying notes are an integral part of
                     these consolidated financial statements

Pacific Bepure Industry Inc.
(Formerly known as Wollemi Mining Corp.)
Consolidated Statements of Income and Comprehensive Income
(Stated in US Dollars)

                                                               Year ended December 31,
                                                        -----------------------------------
                                                            2009                   2008
                                                        ------------           ------------
Sales revenue                                           $ 25,428,497           $ 20,131,118
Cost of sales                                             16,796,818             13,024,292
                                                        ------------           ------------

Gross profit                                               8,631,679              7,106,826
                                                        ------------           ------------
Operating expenses
  Administrative expenses                                  1,174,410                743,422
  Selling expenses                                           263,749                149,824
                                                        ------------           ------------
                                                           1,438,159                893,246
                                                        ------------           ------------

Income from operations                                     7,193,520              6,213,580
  Other income - Note 16                                      29,869                 46,665
  Losses arising from fire - Note 17                              --               (163,312)
  Finance costs - Note 18                                   (124,207)              (115,806)
                                                        ------------           ------------

Income before income taxes                                 7,099,182              5,981,127
Income taxes - Note 19                                    (1,897,661)            (1,545,109)
                                                        ------------           ------------

Net income                                              $  5,201,521           $  4,436,018
                                                        ============           ============

Other comprehensive income
  Foreign currency translation adjustments                    48,519                657,670
                                                        ------------           ------------

Total comprehensive income                              $  5,250,040           $  5,093,688
                                                        ============           ============
Earnings per share:
  Basic and diluted - Note 20                           $       0.47           $       0.43
                                                        ============           ============
Weighted average number of shares outstanding:
  Basic and diluted                                       11,202,740             10,500,000
                                                        ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

Pacific Bepure Industry Inc.
(Formerly known as Wollemi Mining Corp.)
Consolidated Statements of Cash Flows
(Stated in US Dollars)

                                                                         Year ended December 31,
                                                                   -----------------------------------
                                                                       2009                   2008
                                                                   ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $  5,201,521           $  4,436,018
  Adjustments to reconcile net income to net
   cash flows provided by operating activities:
     Depreciation                                                       150,905                161,586
     Amortization of an intangible asset and land
      use rights recognized as expenses                                  53,800                 27,103
     Write-off of obsolete inventories                                       --                 56,626
     Losses arising from fire                                                --                163,312
  Changes in operating assets and liabilities :
     Restricted cash                                                     74,858                433,186
     Trade receivables                                               (1,136,883)            (3,431,728)
     Prepayments and other receivables                                  282,466                299,036
     Advances to customers and distributors                                  --             (1,162,013)
     Inventories                                                        (65,346)             2,618,891
     Trade and bills payables                                         2,322,560             (1,151,993)
     Other payables and accrued expenses                             (1,671,580)             3,410,216
     Income tax payable                                              (1,569,094)             1,503,536
                                                                   ------------           ------------

Net cash flows provided by operating activities                       3,643,207              7,363,776
                                                                   ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to a director                                                     --             (3,930,035)
  Payments to acquire properties, plant and equipment                  (783,852)            (3,075,940)
  Payments to acquire an intangible asset                                    --               (287,263)
  Payments to acquire land use rights                                        --             (2,826,647)
                                                                   ------------           ------------

Net cash flows used in investing activities                            (783,852)           (10,119,885)
                                                                   ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceed from loans                                                  2,052,540              1,163,417
  Repayment of loans                                                 (3,505,121)                    --
  Dividend paid - Note 13                                              (735,966)                    --
  Capital injection from a stockholder                                       --                781,727
                                                                   ------------           ------------

Net cash flows (used in)/provided by financing activities            (2,188,547)             1,945,144
                                                                   ------------           ------------
Effect of foreign currency translation on cash and cash
 equivalents                                                             20,439                474,371
                                                                   ------------           ------------

Net increase/(decrease) in cash and cash equivalents                    691,247               (336,594)

Cash and cash equivalents - beginning of year                         3,633,929              3,970,523
                                                                   ------------           ------------

Cash and cash equivalents - end of year                            $  4,325,176           $  3,633,929
                                                                   ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

Pacific Bepure Industry Inc.
(Formerly known as Wollemi Mining Corp.)
Consolidated Statements of Cash Flows (cont'd)
(Stated in US Dollars)

                                                                               Year ended December 31,
                                                                            ------------------------------
                                                                               2009                2008
                                                                            ----------          ----------
Supplemental disclosures for cash flow information:-

Cash paid for:-
  Interest                                                                  $  121,911          $  115,220
  Income taxes                                                              $3,466,755          $   41,572
                                                                            ==========          ==========
Non-cash investing and financing activities
  Recapitalization                                                          $       --          $       --
  Expenses paid by a stockholder deemed as capital contribution             $  134,940          $       --
  Dividends settled via a current account with a director- Note 13          $4,544,372          $       --
                                                                            ==========          ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

Pacific Bepure Industry Inc.
(Formerly known as Wollemi Mining Corp.)
Consolidated Statements of Stockholders' Equity
(Stated in US Dollars)

                                      Common stock                              Accumulated
                                 -------------------   Additional   Statutory      other                        Total
                                   Number               paid-in      reserve   comprehensive    Retained     stockholders'
                                 of shares    Amount    capital     (Note 23)      income       earnings        equity
                                 ---------    ------    -------     ---------      ------       --------        ------
Balance, January 1, 2008         10,500,000   $1,050   $2,207,996    $309,688    $  635,117   $  5,606,650   $  8,760,501
Net income                               --       --           --          --            --      4,436,018      4,436,018
Foreign currency translation
 adjustments                             --       --           --          --       657,670             --        657,670
Capital contribution to a
 subsidiary                              --       --      781,727          --            --             --        781,727
                                 ----------   ------   ----------    --------    ----------   ------------   ------------

Balance, December 31, 2008       10,500,000   $1,050   $2,989,723    $309,688    $1,292,787   $ 10,042,668   $ 14,635,916

Net income                               --       --           --          --            --      5,201,521      5,201,521
Foreign currency translation
 adjustment                              --       --           --          --        48,519             --         48,519
Recapitalization                  4,500,000      450         (450)         --            --             --             --
Expenses paid by a stockholder
 deemed as capital contribution          --       --      134,940          --            --             --        134,940
Dividend                                 --       --           --          --            --     (7,299,590)    (7,299,590)
                                 ----------   ------   ----------    --------    ----------   ------------   ------------

BALANCE, DECEMBER 31, 2009       15,000,000   $1,500   $3,124,213    $309,688    $1,341,306   $  7,944,599   $ 12,721,306
                                 ==========   ======   ==========    ========    ==========   ============   ============


                 The accompanying notes are an integral part of
                    these consolidated financial statements

1. CORPORATE INFORMATION AND DESCRIPTION OF BUSINESS

Pacific Bepure Industry Inc. (Formerly known as "Wollemi Mining Corp.") (the "Company") was incorporated on October 9, 2007 under the laws of the State of Delaware with authorized share capital of $7,500, divided into 75,000,000 common shares of $0.0001 par value each. On December 17, 2009, the Company changed its name to Pacific Bepure Industry Inc. The Company's shares are quoted for trading on the Over-the-counter Bulletin Board in the United States of America.

On November 5, 2009, the Company entered a share exchange agreement (the "Share Exchange Agreement") with Peakway Worldwide Limited ("Peakway"), a British Virgin Islands company, and its sole shareholder, Cabo Development Limited ("Cabo"), a British Virgin Islands company. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital stock of Peakway in exchange for 10,500,000 of the Company's newly issued common stock at par value of $0.0001 each, which constitute 70% of the Company's issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplating by Share Exchange Agreement (the "RTO").

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

Peakway Worldwide Limited ("Peakway") was incorporated in the British Virgin Islands (the "BVI") on November 3, 2006 as a limited liability company with authorized share capital of $50,000, dividend into 50,000 common shares of $1 par value each. The issued share capital of Peakway is $1,000, dividend into 1,000 common shares of $1 par value each.

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

Baopiao was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006 with registered capital of HK$50,000,000 (which are not divided into shares). As of December 31, 2009, its paid up capital was HK$16,370,478 of which HK$15,401,180 was certified. Baopiao had been under development and had not started commercial operations.

Following the RTO, the Company, through its subsidiaries, commenced to be engaged in the design, manufacturing and trading of footwear under the brand names of "BEPURE" through a network across the PRC. The major target market of the Company's products is the PRC.

2. GROUP REORGANIZATION AND BASIS OF PRESENTATION

Pursuant to the Share Exchange Agreement dated on November 5, 2009, the Company issued 10,500,000 shares, par value $0.0001 per share, to the stockholders of Peakway, representing approximately 70% of the Company post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of Peakway.

The RTO is accounted for as a recapitalization effected by a share exchange, wherein Peakway is considered the acquirer for accounting and financial reporting purposes. Peakway's assets and liabilities would be brought forward at their book value and no goodwill would be recognized. These consolidated financial statements are issued under the name of the Company, represent the continuation of the financial statements of Peakway.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Use of estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, as well as the reported amounts of revenues and expenses during the reported period. These amounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories and estimation on useful lives and residual values of properties, plant and equipment and intangible asset. Actual results could differ from these estimates.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, restricted cash, trade receivables and advances to customers and distributors. As of December 31, 2009 and 2008, all of the Company's cash and cash equivalents and restricted cash were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to customers and distributors, the Company extends credit based on evaluations of the customers' and distributors' financial positions. The Company generally does not require collateral for customers and distributors and maintains an allowance for doubtful accounts.

During the reporting period, customers representing 10% or more of the Company's sales are as follows:-

                                                    Year ended December 31,
                                                 ------------------------------
                                                    2009                2008
                                                 ----------          ----------

Taiwan Quanyi Xingye Co., Ltd.                   $3,999,529          $  830,452
Jinjiang Import Export Co., Ltd.                  1,111,398           2,399,342
Individual retailer - Li Changshu                 1,519,210           2,091,348
                                                 ----------          ----------
                                                 $6,630,137          $5,321,142
                                                 ==========          ==========

Details of customers for 10% or more of the Company's trade receivables are:-

                                                    Year ended December 31,
                                                 ------------------------------
                                                    2009                2008
                                                 ----------          ----------

Taiwan Quanyi Xingye Co., Ltd.                   $1,009,848          $  701,287
                                                 ==========          ==========

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2009 and 2008, almost all the cash and cash equivalents were denominated in Renminbi ("RMB") and were placed with banks in the PRC. RMB are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

The remaining insignificant balance of cash and cash equivalent denominated in United States dollars.

Restricted cash

Deposits in bank pledged as collateral for bills payable that are restricted in use are classified as restricted cash under current assets.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management's assessment of the collectibility of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial positions of the customers are to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

Based on the above assessment, during the reporting period, the management considers that the establishment of general provisioning policy is not necessary as the bad debt experience was rare and insignificant. For those amounts identified as doubtful after assessment, the Company makes specific provision for these doubtful amounts. Bad debts are written off when identified.

The Company extends unsecured credit to customers ranging from 30 to 90 days in the normal course of business. The Company does not accrue interest on trade receivables.

Inventories

Inventories are stated at the lower of cost or market value. Cost is determined on a weighted average basis and includes all expenditures incurred in bringing the goods to the point of sale and putting them in a saleable condition.

In addition, the Company estimates net realizable value based on intended use, current market value and inventory ageing analyses. The Company writes down the inventories for estimated obsolescence or unmarketable inventory equal to the difference between the cost of inventories and the estimated market value based upon assumptions about future demand and market conditions.

There were no provision of obsolete inventories made during the reporting period. Historically, the actual net realizable value is close to the management estimation.

Properties, plant and equipment

Properties,   plant  and   equipment   are  stated  at  cost  less   accumulated
depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives are as follows:-

                                                                     Estimated
                                                                    useful lives
                                                                    ------------

Plant and machinery                                                 3 to 8 years
Office equipment                                                    3 to 5 years
Buildings                                                           30 years

Maintenance or repairs are charged to expense as incurred. Upon sale or disposition, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

Construction-in-progress

Construction-in-progress represents assets under construction and is stated at cost. This includes cost of construction of buildings and other direct costs. Construction-in-progress is not depreciated until such time the relevant assets are completed and put into operational use.

Intangible asset

The intangible asset of the Company is comprised of shoes designing software. The software is determined to have useful life of 5 years pursuant to the management experience. The software is stated at cost of purchase less accumulated amortization and any identified impairment losses in the annual impairment review.

Land use rights

Land use rights are stated at cost less accumulated amortization. Amortization is provided using the straight-line method over the terms of the lease of 50 years obtained from the relevant PRC land bureau.

Impairment of long-lived assets

Long-lived assets are tested for impairment whenever events or changes in circumstances indicate that the carrying amount of the assets may not be recoverable. The Company recognizes impairment of long-lived assets in the event that the net book values of such assets exceed the future undiscounted cash flows attributable to such assets. During the reporting period, the Company has not identified any indicators that would require testing for impairment.

Revenue recognition

Revenue from sales of the Company's products is recognized when the significant risks and rewards of ownership have been transferred to the buyer at the time of delivery, the sales price is fixed or determinable and collection is reasonably assured. Returns and exchange require approval from management and discounts are based on trade terms. The Company reviews and estimates the rates of return and exchange monthly and made provision for return based on customers' and distributors' past records. From the past records, the return and exchange are insignificant.

Cost of sales

Cost of sales consists primarily of material costs, purchasing and receiving costs, inspection costs, wages, employee compensation, depreciation and related costs, which are directly attributable to the production of products. Write down of inventory to lower of cost or market value is also recorded in cost of sales.

Selling expenses

Selling expenses mainly consist of advertising and transportation costs which are incurred during the selling activities.

Advertising, transportation, research and development expenses

Advertising, transportation and other product-related costs are charged to expense as incurred.

Advertising expenses amounting to $100,990 and $129,197 for the years ended December 31, 2009 and 2008, respectively, were included in selling expenses.

Transportation expenses amounting to $35,195 and $13,950 for the years ended December 31, 2009 and 2008, respectively, were included in selling expense.

Research and development expenses amounting to $108,263 and $85,000 for the years ended December 31, 2009 and 2008 respectively were included in selling expenses.

General and administrative expenses

General and administrative expenses consist of office expenses, staff welfare, consumables, labor protection, design and salaries and wage which are incurred at the administrative level and exchange difference.

Stock-based compensation

During the reporting periods, the Company did not have any stock-based compensation arrangements.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 "Income Taxes" (previously SFAS No. 109). Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forward and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted ASC 220 "Comprehensive Income" (previously SFAS No.130), which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As at December 31, 2009 and 2008, the only component of accumulated other comprehensive income was foreign currency translation adjustment.

Foreign currency translation

The functional currency of the Company is Renminbi ("RMB") and RMB is not freely convertible into foreign currencies. The Company maintains its financial statements in the functional currency. Monetary assets and liabilities denominated in currencies other than the functional currency are translated into the functional currency at rates of exchange prevailing at the balance sheet date. Transactions denominated in currencies other than the functional currency are translated into the functional currency at the exchange rates prevailing at the dates of the transactions. Exchange gains or losses arising from foreign currency transactions are included in the determination of net income for the respective periods.

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenues and expenses are translated at the average exchange rates and stockholder's equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income as foreign exchange adjustments, a component of stockholders' equity. The exchange rates in effect as at December 31, 2009 and 2008 were RMB1 for $0.1467 and $0.1459, respectively. The average exchange rates for the years ended December 31, 2009 and 2008 were RMB1 for $0.14661 and $0.1436, respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to United States dollars after the balance sheet date. Recorded in other comprehensive income are translation exchange gains which amounted to $48,519 and $657,670 for the two years ended December 31, 2009 and 2008 respectively.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lessor are accounted for as operating leases. Rental payables under operating lease are recognized as expense on a straight-line basis over the lease term.

Basic and diluted earnings per share

The  Company  reports  basic  earnings  per  share  in  accordance  with ASC 260
"Earnings Per Share" (previously SFAS No. 128). Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of share of the Company represents the common stock outstanding during the reporting period.

Commitment and Contingencies

Liabilities for loss contingencies arising from claims, assessments, litigation, fines and penalties and other sources are recorded when it is payable that a liability has been incurred and the amount of the assessment can be reasonably estimated.

Off-balance sheet arrangements

The Company does not have any off-balance sheet arrangements.

Recently issued accounting pronouncements

FASB Accounting Standards Codification (Accounting Standards Update "ASU" 2009-1). In June 2009, the Financial Accounting Standard Board ("FASB") approved its Accounting Standards Codification ("Codification") as the single source of authoritative United States accounting and reporting standards applicable for all non-governmental entities, with the exception of the SEC and its staff. The Codification is effective for interim or annual financial periods ending after September 15, 2009 and impacts our financial statements as all future references to authoritative accounting literature will be referenced in accordance with the Codification. There have been no changes to the content of our financial statements or disclosures as a result of implementing the Codification.

As a result of our implementation of the Codification during the quarter ended September 30, 2009, previous references to new accounting standards and literature are no longer applicable. In the current financial statements, we will provide reference to both new and old guidance to assist in understanding the impacts of recently adopted accounting literature, particularly for guidance adopted since the beginning of the current fiscal year but prior to the Codification.

NONCONTROLLING INTERESTS (INCLUDED IN AMENDED TOPIC ASC 810 "CONSOLIDATION", PREVIOUSLY SFAS NO. 160 "NONCONTROLLING INTERESTS IN CONSOLIDATED FINANCIAL STATEMENTS", AN AMENDMENT OF ARB NO. 51). The amended topic establishes accounting and reporting standards for the noncontrolling interest in a subsidiary and for the deconsolidation of a subsidiary. It clarifies that a noncontrolling interest in a subsidiary is an ownership interest in the consolidated entity that should be reported as equity in the consolidated financial statements. We adopted the amended topic on January 1, 2009. The adoption of this amended topic has no material impact on the Company's financial statements.

BUSINESS COMBINATIONS (INCLUDED IN AMENDED TOPIC ASC 805 "BUSINESS COMBINATIONS", PREVIOUSLY SFAS NO. 141(R)). This ASC guidance addresses the accounting and disclosure for identifiable assets acquired, liabilities assumed, and noncontrolling interests in a business combination. The adoption of this amended Topic has no materiel impact on the Company's financial statements.

INTANGIBLES-GOODWILL AND OTHER (INCLUDED IN AMENDED TOPIC ASC 350, PREVIOUSLY FASB STAFF POSITION ("FSP") FAS 142-3, DETERMINATION OF THE USEFUL LIFE OF
INTANGIBLE ASSETS). The amended topic amends the factors an entity should consider in developing renewal or extension assumptions used in determining the useful life of recognized intangible assets under FASB No. 142, "Goodwill and Other Intangible Assets". This new guidance applies prospectively to intangible assets that are acquired individually or with a group of other assets in business combinations and asset acquisitions. The amended topic is effective for financial statements issued for fiscal years and interim periods beginning after December 15, 2008. Early adoption is prohibited. The adoption of this amended topic has no material effect on the Company's financial statements.

BUSINESS COMBINATIONS (INCLUDED IN AMENDED TOPIC ASC 805, PREVIOUSLY FSP NO. 141R-1 "ACCOUNTING FOR ASSETS ACQUIRED AND LIABILITIES ASSUMED IN A BUSINESS COMBINATION THAT ARISE FROM CONTINGENCIES"). Amended topic ASC 805 amends the requirements for the provisions in FASB No. 141R for the initial recognition and measurement, subsequent measurement and accounting, and disclosures for assets and liabilities arising from contingencies in business combinations. The amended topic eliminates the distinction between contractual and non-contractual contingencies, including the initial recognition and measurement criteria and instead carries forward most of the provisions for acquired contingencies. The amended topic is effective for contingent assets and contingent liabilities acquired in evaluating the impact. The adoption of this amended topic has no material impact on the Company's financial statements.

FAIR VALUE MEASUREMENTS AND DISCLOSURES (INCLUDED IN AMENDED TOPIC ASC 820, PREVIOUSLY FSP NO. 157-4, "DETERMINING WHETHER A MARKET IS NOT ACTIVE AND A TRANSACTION IS NOT DISTRESSED"). The amended topic clarifies when markets are illiquid or that market pricing may not actually reflect the "real" value of an asset. If a market is determined to be inactive and market price is reflective of a distressed price then an alternative method of pricing can be used, such as a present value technique to estimate fair value. The amended topic identifies factors to be considered when determining whether or not a market is inactive. The amended topic would be effective for interim and annual periods ending after June 15, 2009, with early adoption permitted for periods ending after March 15, 2009 and shall be applied prospectively. The adoption of this amended topic has no material effect on the Company's financial statements.

INVESTMENTS - DEBT AND EQUITY SECURITIES - OVERALL - TRANSITION AND OPEN EFFECTIVE DATE INFORMATION (INCLUDED IN AMENDED TOPIC ASC 320, PREVIOUSLY FSP NO. 115-2 AND SFAS NO. 124-2, "RECOGNITION AND PRESENTATION OF OTHER-THAN-TEMPORARY IMPAIRMENTS"). The amended topic amends the other-than-temporary impairment guidance in U.S. GAAP for debt securities through increased consistency in the timing of impairment recognition and enhanced disclosures related to the credit and noncredit components of impaired debt securities that are not expected to be sold. In addition, increased disclosures are required for both debt and equity securities regarding expected cash flows, credit losses, and securities with unrealized losses. The adoption of this amended topic has no material impact on the Company's financial statements.

INTERIM DISCLOSURES ABOUT FAIR VALUE OF FINANCIAL INSTRUMENTS (INCLUDED IN AMENDED TOPIC ASC 825 "FINANCIAL INSTRUMENTS", PREVIOUSLY FSP NO. 107-1). This guidance requires that the fair value disclosures required for all financial instruments be included in interim financial statements. This guidance also requires entities to disclose the method and significant assumptions used to estimate the fair value of financial instruments on an interim and annual basis and to highlight any changes from prior periods. The amended topic was effective for interim periods ending after September 15, 2009. The adoption of this amended topic has no material impact on the Company's financial statements.

SUBSEQUENT  EVENTS  (INCLUDED  IN  AMENDED  TOPIC ASC 855  "SUBSEQUENT  EVENTS",
PREVIOUSLY  SFAS  NO.  165).  The  amended  topic  establishes   accounting  and
disclosure requirements for subsequent events. The amended topic details the period after the balance sheet date during which we should evaluate events or transactions that occur for potential recognition or disclosure in the financial statements, the circumstances under which we should recognize events or transactions occurring after the balance sheet date in its financial statements and the required disclosures for such events. We adopted this amended topic effective June 1, 2009.

ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS (INCLUDED IN AMENDED TOPIC ASC 860 "TRANSFERS AND SERVICING", PREVIOUSLY SFAS NO. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF FASB NO. 140."). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company's financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES - AMENDED (INCLUDED IN AMENDED TOPIC ASC 810 "CONSOLIDATION", PREVIOUSLY SFAS NO. 167 "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)"). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The management is in the process of evaluating the impact of adopting this amended topic on the Company's financial statements

In August 2009, the FASB issued Accounting Standards Update ("ASU") No. 2009-05 ("ASU Update 2009-05"), an update to ASC 820, Fair Value Measurements and Disclosures. This update provides amendments to reduce potential ambiguity in financial reporting when measuring the fair value of liabilities. Among other provisions, this update provides clarification that in circumstances in which a quoted price in an active market for the identical liability is not available, a reporting entity is required to measure fair value using one or more of the valuation techniques described in ASU Update 2009-05. ASU Update 2009-05 became effective for the Company's annual financial statements for the year ended December 31, 2009. The adoption of this ASU update has no material impact on the Company's financial statements.

The FASB issued ASU No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force." This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company's financial statements.

The FASB issued ASU No. 2010-09 (Topic 855) to amend guidance on subsequent events to remove the requirement for SEC filers (as defined in ASU No. 2010-09) to disclose the date through which an entity has evaluated subsequent events. This change alleviates potential conflicts with current SEC guidance. An SEC filer is still required to evaluate subsequent events through the date financial statements are issued, but disclosure of that date is no longer required. The amendments in ASU No. 2010-09 became effective upon issuance of the guidance.

Fair value of financial instruments

ASC 820 "Fair Value Measurements and Disclosures" (previously SFAS No. 107) requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the ASC 323 fair value option was not elected. Except for collateralized borrowings disclosed below, the carrying amounts of other financial assets and liabilities approximate their fair values due to short maturities:-

                             As of December 31, 2009    As of December, 31, 2008
                             -----------------------    ------------------------
                              Carrying                   Carrying
                               amount     Fair value      amount      Fair value
                             ----------   ----------    ----------    ----------
Collateralized short-term
 bank loans                  $1,467,000   $1,464,258    $1,458,959    $1,480,919
                             ==========   ==========    ==========    ==========

The fair values of collateralized borrowings are based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

It is management's opinion that the Company is not exposed to significant price or credit risks arising from these financial instruments.

4. RESTRICTED CASH

                                                           As of December 31,
                                                      --------------------------
                                                        2009              2008
                                                      --------          --------

Bank deposits held as collateral for bills payable    $     --          $ 74,493
                                                      ========          ========

The Company is requested by certain of its suppliers to settle amounts owed to such suppliers by the issuance of bills through banks for which the banks undertake to guarantee the Company's settlement of these amounts at maturity. The bills are interest free and would be matured within six months from the date of issuance. As collateral for the banks' undertakings, the Company is required to pay bank charges as well as maintaining deposits with such banks amounts equivalent to 50% to 100% of the bills' amounts in issue.

5. PREPAYMENTS AND OTHER RECEIVABLES

                                                           As of December 31,
                                                      -------------------------
                                                        2009             2008
                                                      --------         --------

Prepayments to suppliers                              $     --         $273,295
Advances to staff                                       69,618               --
Compensation receivable (Note 17)                           --           77,033
                                                      --------         --------

                                                      $ 69,618         $350,328
                                                      ========         ========

6. AMOUNT DUE FROM A DIRECTOR

                                                           As of December 31,
                                                      -------------------------
                                                        2009             2008
                                                      --------         --------

Amount due from Mr. Li Haiting                        $     --       $4,554,237
                                                      ========       ==========

This amount due was interest-free, unsecured and repayable on demand. During the year, an amount of $4,544,372 was used to settle the dividend (Note 13).

7. ADVANCES TO CUSTOMERS AND DISTRIBUTORS

                                                           As of December 31,
                                                      -------------------------
                                                        2009             2008
                                                      --------         --------
Interest-free loans advanced to customers
 and distributors                                    $2,934,000       $2,917,919
                                                     ==========       ==========

During the years 2009 and 2008, in order to improve the market shares and increase the number of retailing points in the PRC, the management advanced cash to the potential retailers for them to increase the number of retail shops and distribution points in the related provinces in which they are located. The amounts are interest-free, unsecured and payable upon demand.

8. INVENTORIES

                                                      As of December 31,
                                                 -----------------------------
                                                   2009                 2008
                                                 --------             --------

Raw materials                                    $307,077             $376,462
Work-in-progress                                  161,297               24,617
Finished goods                                    229,761              228,202
                                                 --------             --------

                                                 $698,135             $629,281
                                                 ========             ========


During the year ended December 31, 2008, inventories with carrying amounts of $56,626 and $192,603 (Note 17) were written off as result of obsolescence review and of the fire, and were recognized in the cost of sales and as losses arising from fire, respectively.

9. PROPERTIES, PLANT AND EQUIPMENT

                                                       As of December 31,
                                                 ------------------------------
                                                    2009               2008
                                                 -----------        -----------
Costs:
  Plant and machinery                            $   904,816        $   855,315
  Office equipment                                    71,995             70,468
  Buildings                                        1,293,472          1,286,382
                                                 -----------        -----------
                                                   2,270,283          2,212,165

Accumulated depreciation                          (1,066,269)          (910,255)
Construction-in-progress                           5,203,837          4,314,291
                                                 -----------        -----------

                                                 $ 6,407,851        $ 5,616,201
                                                 ===========        ===========

During the reporting period, depreciation is included in:-

                                                       As of December 31,
                                                  ---------------------------
                                                    2009               2008
                                                  --------           --------

Cost of sales and overhead                        $ 91,235           $ 92,565
Administrative expenses                             59,670             69,021
                                                  --------           --------

                                                  $150,905           $161,586
                                                  ========           ========

During the year ended December 31, 2008, carrying amounts of $47,751 were written off as a result of the fire as set out in Note 17.

As of December 31, 2009 and 2008, buildings with carrying value of $868,185 and $906,649 respectively, were pledged for the collateralized bank loans (Note
14a).

10. LAND USE RIGHTS

                                                       As of December 31,
                                                -------------------------------
                                                    2009               2008
                                                -----------         -----------
Land use rights:-
  Cost                                          $ 6,202,975         $ 6,168,284
  Accumulated amortization                         (253,382)           (123,620)
                                                -----------         -----------

                                                $ 5,949,593         $ 6,044,664
                                                ===========         ===========

The Company obtained the rights from the relevant PRC land bureau for a period of 50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

As of December 31, 2009 and 2008, a land use right with carrying value of $48,734 and $49,481 respectively, was pledged for a collateralized bank loan (Note 14a).

During the two years ended December 31, 2009 and 2008, amortization for land use rights amounted to $129,082 and $121,451, of which $128,062 and $120,202 have been capitalized in construction-in-progress, respectively.

The estimated amortization of land use rights for the five succeeding years are as follows:-

     Year
     ----
     2010                                       $129,082
     2011                                        129,082
     2012                                        129,082
     2013                                        129,082
     2014                                        129,082
                                                --------

                                                $645,410
                                                ========

11. INTANGIBLE ASSET

                                                       As of December 31,
                                                -----------------------------
                                                   2009               2008
                                                ---------           ---------
Software:-
  Cost                                          $ 293,400           $ 291,792
  Accumulated amortization                        (79,218)            (26,261)
                                                ---------           ---------

                                                $ 214,182           $ 265,531
                                                =========           =========

This software represents integrated software in designing footwear and purchased by Pacific Shoes. Pursuant to the management experience, this software estimated useful life was 5 years. Since its acquisition, an annual impairment review was performed by management and no impairment was identified.

During the year ended December 31, 2009 and 2008, amortization for software amounted to $52,780 and $25,854 respectively.

The estimated amortization of software for the five succeeding years are as follows:-

     Year
     ----
     2010                                       $ 52,780
     2011                                         52,780
     2012                                         52,780
     2013                                         52,780
     2014                                          3,062
                                                --------

                                                $214,182
                                                ========

12. OTHER PAYABLES AND ACCRUED EXPENSES

                                                       As of December 31,
                                                ------------------------------
                                                   2009                2008
                                                ----------          ----------

Value added tax and other tax payable           $4,417,015          $6,474,334
Staff welfare payables (Note 12a)                1,163,898             798,103
Accrued expenses and other payables                211,386             421,360
Salaries payable                                   409,209              75,739
Receipt in advance from customers                       --             195,702
                                                ----------          ----------

                                                $6,201,508          $7,965,238
                                                ==========          ==========

Notes:-

a) Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

13. DIVIDEND PAYABLE

On January 26, 2009, the Company declared interim dividend, amounting to $7,299,590 (RMB50,000,000) , of which $4,544,372 was settled via a current account with a director and $735,966 was paid in cash leaving outstanding balance of $2,019,252.

14. LOANS PAYABLE

                                                         As of December 31,
                                                  ------------------------------
                                                     2009                2008
                                                  ----------          ----------

Collateralized short-term bank loans (Note 14a)   $1,467,000          $1,458,959
Unsecured, non-interest bearing loan (Note 14b)           --           1,445,507
                                                  ----------          ----------

                                                  $1,467,000          $2,904,466
                                                  ==========          ==========

Notes:-

a) The bank loans are denominated in RMB and carried average interest rate as of December 31, 2009 and 2008 at 6.02% and 8.46%, respectively.

     The bank loans were collateralized by the buildings and land use right with carrying values of $868,185 (Note 9) and $48,734 (Note 10), respectively, and guaranteed by Mr. Li Haiting, a director of the Company and a third party.

     During the reporting period, there was no covenant requirement under the banking facilities granted to the Company.

b) The unsecured loan was advanced from the director's friends, interest free and repayable on demand.

15. COMMITMENTS AND CONTINGENCIES

a.   Capital commitment

     As of December 31, 2009 and 2008, the Company had capital commitments in respect of the construction of properties, amounting to $351,211 and $1,082,950 respectively, which were contracted for but not provided for in the financial statements.

b.   Operating lease arrangement

     As of December 31, 2009, there was no operating lease arrangement for the Company.

     The rental expense relating to the operating lease was $10,942 for the year ended December 31, 2009.

c.   Contingencies

     In accordance with the PRC tax regulations, the Company's sales are subject to value added tax ("VAT") at 17% upon the issuance of VAT invoices to its customers. When preparing these financial statements, the Company recognized revenue when goods were delivered, and made full tax provision in accordance with relevant national and local laws and regulations of the PRC.

     The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. In the local statutory financial statements prepared under PRC GAAP, the Company recognized revenue on an "invoice basis" instead of when goods are delivered. Accordingly, despite the fact that the Company has made full tax provision in the financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The director considers it is very unlikely that the tax penalty will be imposed.

16. OTHER INCOME

                                                     Year ended December 31,
                                                -------------------------------
                                                  2009                   2008
                                                --------               --------

Bank interest income                            $  8,430               $ 11,022
Other income                                      21,439                 35,643
                                                --------               --------

                                                $ 29,869               $ 46,665
                                                ========               ========

17. LOSSES ARISING FROM FIRE

During the year ended December 31, 2008, a fire broke out in a factory and caused damage to certain of the Company's properties. Following a detailed review, the management identified that this accident has resulted in losses to the inventories of $192,603 (Note 8) and losses to buildings and machinery of $47,751 (Note 9). The Company submitted an insurance claim in late 2008 and successfully claimed damages for the building amounted to $77,033. Net loss arising from the fire incident, after deducting the damages claimed, amounted to $163,312 for the year ended December 31, 2008.

18. FINANCE COSTS

                                                     Year ended December 31,
                                                -------------------------------
                                                  2009                   2008
                                                --------               --------

Bank loan interest expenses                     $121,911               $115,220
Bank charges                                       2,296                    586
                                                --------               --------

                                                $124,207               $115,806
                                                ========               ========

19. INCOME TAXES

United States

Pacific Bepure Industry Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Peakway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Alberta was incorporated in Hong Kong and is subject to profits tax rate of 16.5% (2008: 17.5%). It is currently not subject to income taxes because it derived no taxable income during the reporting period.

PRC

On March 16, 2008, the National People's Congress approved the Corporate Income Tax Law of the People's Republic of China (the "New CIT Law"). The New CIT Law reduces the standard corporate income tax rate from 33% to 25% with effect from January 1, 2009. Pursuant to the New CIT Law, Pacific Shoes and Baopiao have been subjected to EIT at a unified rate of 25% from January 1, 2009 onwards.

According to the PRC tax laws and regulations, Pacific Shoes and Bapiao being a sino-foreign equity joint venture entity and a WFOE respectively, were entitled to, starting from the first profitable year, a two-year exemption from enterprise income tax followed by a three-year 50% reduction in its enterprise income tax ("Tax Holiday").

The Tax Holiday of Pacific Shoes commenced in year 1993 and ended in year 1997.

Baopiao has not started commercial operations and had no reportable profit under China Accounting Regulations since its incorporation on February 15, 2006. Baopiao had not applied for such Tax Holiday to the relevant PRC authority before the New CIT Law became effective on January 1, 2009. However, pursuant to the transitional provisions in the New CIT Law, companies qualified for Tax Holiday must make application prior to January 1, 2009 and the Tax Holiday would be deemed commence on January 1, 2009 regardless of results of operation. Baopiao is therefore not entitled to Tax Holiday.

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The Company adopted this ASC 740-10-25 on
January 1, 2007. Under the new CIT Law which became effective on January 1, 2008, the Company may be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company may be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the PRC subsidiaries to their overseas holding companies may be exempted from 10% PRC withholding tax. Given that all of the Company's income is generated from the PRC operation and the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company's financial position is not significant. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes is necessary as of December 31, 2009.

The components of the provision for income taxes from continuing operation are:-

                                                   Year ended December 31,
                                             ----------------------------------
                                                2009                    2008
                                             ----------              ----------

Current taxes - PRC                          $1,897,661              $1,545,109
Deferred taxes - PRC                                 --                      --
                                             ----------              ----------

                                             $1,897,661              $1,545,109
                                             ==========              ==========

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:-

                                                   Year ended December 31,
                                             ----------------------------------
                                                2009                    2008
                                             ----------              ----------
Provision for income taxes at PRC
 statutory income tax rate - 25%             $1,774,796              $1,495,281
Non-deductible items for tax                    122,865                  49,828
                                             ----------              ----------

                                             $1,897,661              $1,545,109
                                             ==========              ==========

20. EARNINGS PER SHARE

The basic and diluted earnings per share is calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

During the period, the Company had no dilative instruments. Accordingly, the basic and diluted earnings per share are the same.

21. RELATED PARTIES TRANSACTIONS

During the year, a stockholder paid expenses of $134,940 on behalf of the Company. Apart from the transactions as disclosed above and in Notes 6 and 14(a) to the financial statements, the Company had no material transactions carried out with related parties during the reporting period.

22. TRADEMARKS

Pacific Shoes, currently owns two trademarks, namely "[Chinese Graphic]" ("Bepure"), and "[Chinese Graphic]" ("Dilks") which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2008.

23. COMMON STOCK

The Company was incorporated on October 9, 2007 with authorized share capital of $7,500 divided into 75,000,000 common shares of $0.0001 per value each.
Following the RTO as set out in Notes 1 and 2, the financial statements represent the continuation of Peakway. Hence, the 10,500,000 shares of par value $0.0001 per share, totaling $1,050 is presented as if they were in issue through out the periods presented. The 4,500,000 shares of $0.0001 par value each totaling $450 in issue prior to the RTO was presented as recapitalisation, a movement in common stock to effect the RTO.

24. STATUTORY RESERVE

The Company's statutory reserve comprise of the following:-

                                                       As of December 31,
                                                  ----------------------------
                                                    2009                2008
                                                  --------            --------

Statutory reserve                                 $309,688            $309,688
                                                  ========            ========

Under PRC regulations, Pacific Shoes and Baopiao may pay dividends only out of their accumulated profits, if any, determined in accordance with PRC GAAP. In addition, these companies are required to set aside at least 10% of their after-tax net profits each year, if any, to fund the statutory reserves until the individual balance of the reserve reaches 50% of their corresponding individual registered capital. The statutory reserves are not distributable in the form of cash dividends to the Company and can be used to make up cumulative prior year losses.

For each of the two years in the period ended 31, 2009, no appropriation to this statutory reserve was made as the reserve reached 50% of the Pacific Shoes' registered capital and Baopiao did not make any profit during the reporting period.

25. DEFINED CONTRIBUTION PLAN

Pacific Shoes and Baopiao have defined contribution plans for all qualified employees in the PRC. Pacific Shoes and Baopiao and their employees are each required to make contributions to the plans at the rates specified in the plans. The only obligation of Pacific Shoes and Baopiao with respect to retirement schemes are to make the required contributions under the plans. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $159,711 and $115,514 for the two years ended December 31, 2009 and 2008, respectively.

26. SEGMENT INFORMATION

The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the Company and, as such, the Company has determined that the Company has one operating segments - footwear, as defined by ASC 280, Segments Reporting" (previously SFAS No. 131).

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

                                                       As of December 31,
                                                 -------------------------------
                                                    2009                2008
                                                 -----------         -----------

PRC                                              $20,276,685         $19,300,666
Taiwan                                             5,151,812             830,452
                                                 -----------         -----------

                                                 $25,428,497         $20,131,118
                                                 ===========         ===========

27. SUBSEQUENT EVENTS

The Company has evaluated its activities subsequent to December 31, 2009, and have concluded that, except for the information disclosed in the following paragraph, no other transactions have occurred that would require recognition or disclosure in the consolidated financial statements.

Subsequent to the balance sheet date, Baopiao has pledged its land use right with carrying value of $5,900,859 to secure a bank loan granted to Pacific Shoes.