Form 10-Q
period 2010-03-31
Pacific Bepure Industry Inc
filed 2010-05-17
CIK 1429426

U.S. SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  FOR THE QUARTERLY PERIOD ENDED March 31, 2010

                        Commission File Number 333-149898


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

                         Tel: (86 595) 8677 0999 (China)
                     (Telephone number, including area code)

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 or the Exchange Act). YES [ ] NO [X]

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practicable date: 15,000,000 shares as of May 13, 2010.

                          PACIFIC BEPURE INDUSTRY INC.

                                TABLE OF CONTENTS

Part I Financial Information

Item 1 Financial Statements                                                    1

     Condensed Consolidated Balance Sheets As of March 31, 2010 and
     December 31, 2009                                                         1

     Condensed Consolidated Statements of Income and Comprehensive Income
     for the three months ended March 31, 2010 and 2009                        2

     Condensed Consolidated Statements of Cash Flows for the three months
     ended March 31, 2010 and 2009                                             3

     Condensed Consolidated Statement of Stockholders' Equity                  5

     Notes to Condensed Consolidated Financial Statements                      6

Item 2. Management's Discussion and Analysis of Financial Condition and
        Results of Operations                                                 21

Item 3. Quantitative and Qualitative Disclosures About Market Risk            27

Item 4. Controls and Procedures                                               27

Part II Other Information

Item 1 Legal Proceeding                                                       28

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds            28

Item 3 Defaults upon Senior Securities                                        28

Item 4 Submission of Matters to a Vote of Security Holders                    28

Item 5 Other Information                                                      28

Item 6 Exhibits                                                               28

Signatures                                                                    29

                          PART I FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Pacific Bepure Industry Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2010 and December 31, 2009
(Stated in US Dollars)

                                                                   As of                 As of
                                                                  March 31,           December 31,
                                                                    2010                 2009
                                                                 -----------          -----------
                                                                 (Unaudited)           (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $ 4,860,052          $ 4,325,176
  Trade receivables                                                8,200,511            7,274,214
  Prepayments and other receivables - Note 5                          92,973               69,618
  Advances to customers and distributors - Note 6                  2,925,645            2,934,000
  Inventories - Note 7                                               604,155              698,135
                                                                 -----------          -----------
      Total current assets                                        16,683,336           15,301,143

Properties, plant and equipment, net - Note 8                      6,569,451            6,407,851
Land use rights - Note 9                                           5,901,098            5,949,593
Intangible asset - Note 10                                           200,407              214,182
                                                                 -----------          -----------

TOTAL ASSETS                                                     $29,354,292          $27,872,769
                                                                 ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current liabilities
    Trade and bills payables                                     $ 3,066,942          $ 3,477,541
    Other payables and accrued expenses - Note 11                  5,924,167            6,201,508
    Loans payable - Note 12                                        3,203,581            1,467,000
    Dividends payable - Note 13                                    1,785,339            2,019,252
    Income tax payable                                             1,803,209            1,986,162
                                                                 -----------          -----------
      Total current liabilities                                   15,783,238           15,151,463
                                                                 -----------          -----------

TOTAL LIABILITIES                                                 15,783,238           15,151,463
                                                                 -----------          -----------

COMMITMENTS AND CONTINGENCIES - Note 14

STOCKHOLDERS' EQUITY
  Common stock: par value of $0.0001 per share
   Authorized 75,000,000 shares; issued and outstanding
   15,000,000 shares in 2010 and 2009 - Note 20                        1,500                1,500
  Additional paid-in capital                                       3,124,213            3,124,213
  Statutory reserve - Note 21                                        309,688              309,688
  Accumulated other comprehensive income                           1,305,073            1,341,306
  Retained earnings                                                8,830,580            7,944,599
                                                                 -----------          -----------
      TOTAL STOCKHOLDERS' EQUITY                                  13,571,054           12,721,306
                                                                 -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $29,354,292          $27,872,769
                                                                 ===========          ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Income and Comprehensive Income For the three months ended March 31, 2010 and 2009
(Stated in US Dollars)

                                                                Three months ended
                                                                     March 31,
                                                        -----------------------------------
                                                            2010                   2009
                                                        ------------           ------------
                                                         (Unaudited)            (Unaudited)
Sales revenue                                           $  4,732,415           $  3,610,010
Cost of sales                                              3,049,666              2,504,454
                                                        ------------           ------------
Gross profit                                               1,682,749              1,105,556
                                                        ------------           ------------
Operating expenses
  Administrative expenses                                    321,013                205,835
  Selling expenses                                            72,976                 39,039
                                                        ------------           ------------
                                                             393,989                244,874
                                                        ------------           ------------

Income from operations                                     1,288,760                860,682
  Other expenses                                             (26,717)                (8,538)
  Finance costs - Note 15                                    (61,237)               (24,199)
                                                        ------------           ------------

Income before income taxes                                 1,200,806                827,945
Income taxes - Note 16                                      (314,825)              (229,558)
                                                        ------------           ------------

Net income                                              $    885,981           $    598,387
                                                        ============           ============
Other comprehensive (loss)/income:
  Foreign currency translation adjustments                   (36,233)                14,099
                                                        ------------           ------------

Total comprehensive income                              $    849,748           $    612,486
                                                        ============           ============
Earnings per share:
  Basic and diluted - Note 17                           $      0.059           $      0.057
                                                        ============           ============
Weighted average number of shares outstanding:
  Basic and diluted - Note 20                             15,000,000             10,500,000
                                                        ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2010 and 2009
(Stated in US Dollars)

                                                                               Three months ended
                                                                                    March 31,
                                                                        ---------------------------------
                                                                            2010                  2009
                                                                        -----------           -----------
                                                                        (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                            $   885,981           $   598,387
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation                                                            37,905                42,429
     Amortization of an intangible asset and
      land use rights recognized as expenses                                 13,420                13,464
  Changes in operating assets and liabilities:-
     Restricted cash                                                             --                74,576
     Trade receivables                                                     (947,023)           (1,236,400)
     Prepayments and other receivables                                      (23,554)             (120,376)
     Inventories                                                             91,993               132,896
     Trade and bills payables                                              (400,701)              374,709
  Other payables and accrued expenses                                      (259,684)             (489,089)
     Income tax payable                                                    (177,299)             (285,065)
                                                                        -----------           -----------
Net cash flows used in operating activities                                (778,962)             (894,469)

CASH FLOWS FROM INVESTING ACTIVITIES
  Advances to a director                                                         --              (699,167)
  Payments to acquire property, plant and equipment                        (186,456)             (372,944)
                                                                        -----------           -----------
Net cash flows used in investing activities                                (186,456)           (1,072,111)

CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of loans                                                       (497,365)             (845,402)
  Proceeds from bank loan                                                 2,238,141                    --
  Dividend paid                                                            (228,162)                   --
                                                                        -----------           -----------
Net cash flows provided by/(used in) financing activities                 1,512,614              (845,402)

Effect of foreign currency translation on cash and cash equivalents         (12,320)               13,464
                                                                        -----------           -----------

Net increase/(decrease) in cash and cash equivalents                        534,876            (2,798,518)

Cash and cash equivalents - beginning of period                           4,325,176             3,633,929
                                                                        -----------           -----------

Cash and cash equivalents - end of period                               $ 4,860,052           $   835,411
                                                                        ===========           ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed  Consolidated  Statements of Cash Flows  (Cont'd)
For the three months ended March 31, 2010 and 2009
(Stated in US Dollars)

                                                                              Three months ended
                                                                                    March 31,
                                                                         ------------------------------
                                                                            2010                2009
                                                                         ----------          ----------
                                                                         (Unaudited)         (Unaudited)
Supplemental disclosures for cash flow information:-
  Cash paid for:-
    Interest                                                             $   62,111          $   26,386
    Income taxes                                                         $  492,124          $  508,204

Non-cash financing activities:
  Dividends settled via a current account with a director - Note 13      $       --          $4,778,285
                                                                         ==========          ==========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Unaudited)
(Stated in US Dollars)

                                    Common stock                                  Accumulated
                                -------------------    Additional    Statutory       other                       Total
                                Number of               paid-in       reserve    comprehensive   Retained    stockholders'
                                 shares      Amount     capital      (Note 21)      income       earnings       equity
                                 ------      ------     -------      ---------      ------       --------       ------
Balance, December 31, 2009     15,000,000    $ 1,500   $3,124,213    $ 309,688    $1,341,306    $7,944,599    $12,721,306

Net income                             --         --           --           --            --       885,981        885,981

Foreign currency translation
 adjustment                            --         --           --           --       (36,233)           --        (36,233)
                               ----------    -------   ----------    ---------    ----------    ----------    -----------

Balance, March 31, 2010        15,000,000    $ 1,500   $3,124,213    $ 309,688    $1,305,073    $8,830,580    $13,571,054
                               ==========    =======   ==========    =========    ==========    ==========    ===========


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

1. CORPORATE INFORMATION

     Pacific Bepure Industry Inc. (the "Company") was incorporated on October 9, 2007 under the laws of the State of Delaware with authorized share capital of $7,500, divided into 75,000,000 common shares of $0.0001 par value each. On December 17, 2009, the Company changed its name from Wollemi Mining Corp. to Pacific Bepure Industry Inc. The Company's shares are quoted for trading on the Over-the-counter Bulletin Board in the United States of America.

     On November 5, 2009, the Company entered a share exchange agreement (the "Share Exchange Agreement") with Peakway Worldwide Limited ("Peakway"), a British Virgin Islands ("BVI") company, and its sole stockholder, Cabo Development Limited ("Cabo"), a BVI company. Pursuant to the Share Exchange Agreement, the Company acquired 100% of the issued and outstanding capital stock of Peakway in exchange for 10,500,000 of the Company's newly issued common stock at par value of $0.0001 each, which constitute 70% of the Company's issued and outstanding capital stock as of and immediately after the consummation of the transactions contemplating by Share Exchange Agreement (the "RTO").

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

     Peakway Worldwide Limited ("Peakway") was incorporated in the BVI on November 3, 2006 as a limited liability company with authorized share capital of $50,000, dividend into 50,000 common shares of $1 par value each. The issued share capital of Peakway is $1,000, dividend into 1,000 common shares of $1 par value each.

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

     Baopiao was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006 with registered capital of HK$50,000,000 (which are not divided into shares). As of March 31, 2010, its paid up capital was HK$16,370,478 of which HK$15,401,180 was certified. Baopiao had been under development and had not started commercial operations.

     Following the RTO, the Company, through its subsidiaries, commenced to be engaged in the design, manufacturing and trading of footwear under the brand names of "BEPURE" through a network across the PRC. The major target market of the Company's products is the PRC.

2. GROUP REORGANIZATION AND BASIS OF PRESENTATION

     Pursuant to the Share Exchange Agreement dated November 5, 2009, the Company issued 10,500,000 shares, par value $0.0001 per share, to the stockholder of Peakway, representing approximately 70% of the Company post-exchange issued and outstanding common stock, in exchange for 100% of the outstanding capital stock of Peakway.

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

3. BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the "US GAAP") have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2009.

     In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

4. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

     Principles of consolidation

     The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

     Concentrations of credit risk

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and advances to customers and distributors. As of March 31, 2010 and December 31, 2009, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to customers and distributors, the Company extends credit based on evaluations of the customers' and distributors' financial positions. The Company generally does not require collateral for customers and distributors.

     During the reporting period, customers representing 10% or more of the Company's condensed consolidated sales are as follows:-

                                                 Three months ended March 31,
                                               -------------------------------
                                                  2010                 2009
                                               ----------           ----------
                                               (Unaudited)          (Unaudited)

     Taiwan Quanyi Xingye Co., Ltd.            $1,409,290           $       --
     Jinjiang Import Export Co., Ltd.                  --            1,107,216
                                               ----------           ----------

                                               $1,409,290           $1,107,216
                                               ==========           ==========

     Details of customers for 10% or more of the Company's trade receivables are:-

                                                  As of                As of
                                                March 31,           December 31,
                                                  2010                 2009
                                               ----------           ----------
                                               (Unaudited)           (Audited)

     Taiwan Quanyi Xingye Co., Ltd.            $2,237,835           $1,009,848
                                               ==========           ==========

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

                           As of March 31, 2010        As of December 31, 2009
                          ---------------------        -----------------------
                                (Unaudited)                    (Audited)
                          Carrying         Fair        Carrying          Fair
                           amount         value         amount          value
                           ------         -----         ------          -----
     Collateralized
      short-term bank
      loans              $3,203,581    $3,208,133     $1,467,0000     $1,464,258
                         ==========    ==========     ===========     ==========

     The fair values of  collateralized  borrowings  are based on the  Company's
     current  incremental   borrowing  rates  for  similar  types  of  borrowing
     arrangements.

     It is management's opinion that the Company is not exposed to significant price or credit risks arising from these financial instruments.

     Recently issued accounting pronouncements

     ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS (INCLUDED IN AMENDED TOPIC ASC 860 "TRANSFERS AND SERVICING", PREVIOUSLY SFAS NO. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF Financial Accounting Standard Board ("FASB") STATEMENT NO. 140."). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company's financial statements.

     CONSOLIDATION OF VARIABLE INTEREST ENTITIES - AMENDED (INCLUDED IN AMENDED TOPIC ASC 810 "CONSOLIDATION", PREVIOUSLY SFAS 167 "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)"). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and will be effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company's financial statements.

     The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force." This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company will be required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The management is in the process of evaluating the impact of adopting this ASU update on the Company's financial statements.

     The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The management is in the process of evaluating the effect of ASC 2010-06 on its financial statements and results of operation and is currently not yet in a position to determine such effects.

     The FASB issued ASU No. 2010-02, "Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification". This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts FAS 160 (now included in Subtopic 810-10). For those entities that have already adopted FAS 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted FAS 160. The adoption of this ASU update has no material impact on the Company's financial statements.

     In  February  2010,  the  FASB  issued  ASU  2010-09,   Subsequent  Events:
     Amendments to Certain Recognition and Disclosure Requirements, which amends FASB ASC Topic 855, Subsequent Events. The update provides that SEC filers, as defined in ASU 2010-09, are no longer required to disclose the date through which subsequent events have been evaluated in originally issued and revised financial statements. The update also requires SEC filers to evaluate subsequent events through the date the financial statements are issued rather than the date the financial statements are available to be issued. The Company adopted ASU 2010-09 upon issuance. This update had no material impact on the financial position, results of operations or cash flows of the Company.

5. PREPAYMENTS AND OTHER RECEIVABLES

                                                   As of               As of
                                                 March 31,          December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)

     Prepayments to suppliers                    $  5,020            $     --
     Advances to staff                             86,491              69,618
     Rental deposit                                 1,462                  --
                                                 --------            --------

                                                 $ 92,973            $ 69,618
                                                 ========            ========

6. ADVANCES TO CUSTOMERS AND DISTRIBUTORS

                                                   As of               As of
                                                 March 31,          December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)
     Interest-free loans advanced to
      customers and distributors                $2,925,645          $2,934,000
                                                ==========          ==========

     In order to improve the market shares and increase the number of retailing points in the PRC, the management advanced cash to the potential retailers for them to increase the number of retail shops and distribution points in the related provinces in which they are located. The amounts are interest-free, unsecured and payable upon demand.

7. INVENTORIES

                                                   As of               As of
                                                 March 31,          December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)

     Raw materials                               $289,490            $307,077
     Work-in-progress                             125,984             161,297
     Finished goods                               188,681             229,761
                                                 --------            --------

                                                 $604,155            $698,135
                                                 ========            ========

8. PROPERTIES, PLANT AND EQUIPMENT

                                                   As of               As of
                                                 March 31,          December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)
     Costs:
       Plant and machinery                     $   925,952         $   904,816
       Office equipment                             74,906              71,995
       Buildings                                 1,289,787           1,293,472
       Motor vehicle                                20,012                  --
                                               -----------         -----------
                                                 2,310,657           2,270,283

     Accumulated depreciation                   (1,101,136)         (1,066,269)
     Construction-in-progress                    5,359,930           5,203,837
                                               -----------         -----------

                                               $ 6,569,451         $ 6,407,851
                                               ===========         ===========

     During the reporting period, depreciation is included in:-

                                                 Three months ended March 31,
                                                 ---------------------------
                                                   2010                2009
                                                 -------             -------
                                               (Unaudited)         (Unaudited)

     Cost of sales and overheads                 $22,151             $29,166
     Administrative expenses                      15,754              13,263
                                                 -------             -------

                                                 $37,905             $42,429
                                                 =======             =======

     Notes:-

     As of March 31, 2010 and December 31, 2009, buildings with carrying value of $854,346 and $868,185 respectively, were pledged for the collateralized bank loans (Note 12a).

     Construction-in-progress consist mainly the new factory and warehouse under construction.

9. LAND USE RIGHTS

                                                   As of               As of
                                                 March 31,          December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)

     Cost                                      $ 6,185,311         $ 6,202,975
     Accumulated amortization                     (284,213)           (253,382)
                                               -----------         -----------

                                               $ 5,901,098         $ 5,949,593
                                               ===========         ===========

     The Company obtained the rights from the relevant PRC land bureau for a period of 50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

     As of March 31, 2010 and December 31, 2009, the land use rights with carrying value of $5,901,098 and $48,734 respectively, was pledged for collateralized bank loans (Note 12a).

     During the three months ended March 31, 2010 and 2009, amortization for the land use rights amounted to $31,552 and $30,945 of which $31,298 and $30,626 have been capitalized in construction-in-progress, respectively.

     The estimated aggregate amortization expenses for the land use rights for the five succeeding years are as follows:-

         Year
         ----

         2010                                 $ 97,529
         2011                                  129,082
         2012                                  129,082
         2013                                  129,082
         2014                                  129,082
                                              --------

                                              $613,857
                                              ========

10. INTANGIBLE ASSET

                                                   As of               As of
                                                 March 31,          December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)
     Software
       Cost                                     $ 292,564           $ 293,400
       Accumulated amortization                   (92,157)            (79,218)
                                                ---------           ---------

                                                $ 200,407           $ 214,182
                                                =========           =========

     This software represents integrated software in designing footwear and purchased by Pacific Shoes. Pursuant to the management experience, this software estimated useful life was 5 years. Since its acquisition, an annual impairment review was performed by management and no impairment was identified.

     During the three months ended March 31, 2010 and 2009, amortization for intangible asset amounted to $13,166 and $13,145 respectively.

     The estimated aggregate amortization expenses for software for the five succeeding years are as follows:-

         Year
         ----

         2010                                 $ 39,005
         2011                                   52,780
         2012                                   52,780
         2013                                   52,780
         2014                                    3,062
                                              --------

                                              $200,407
                                              ========

11. OTHER PAYABLES AND ACCRUED EXPENSES

                                                   As of               As of
                                                 March 31,          December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)

     Value added tax and other tax payable      $4,439,109          $4,417,015
     Staff welfare payables (Note 11a)           1,225,466           1,163,898
     Accrued expenses and other payables           191,489             211,386
     Salaries payable                               68,103             409,209
                                                ----------          ----------

                                                $5,924,167          $6,201,508
                                                ==========          ==========

     Notes:-

     a) Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are covered by third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

12. LOANS PAYABLE

                                                   As of               As of
                                                 March 31,          December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)
     Collateralized short-term bank
      loans (Note 12a)                          $3,203,581          $1,467,000
                                                ==========          ==========


     Notes:-

     a) The bank loans are denominated in RMB and carried average interest rate as of March 31, 2010 and December 31, 2009 at 6.578.46% and 6.02% respectively.

          The bank loans were collateralized by the buildings and land use right with carrying values of $854,346 (Note 8) and $5,901,09848,340 (Note
          9), respectively, and guaranteed by Mr. Li Haiting, the sole director of the Company and a third party.

          During the reporting period, there was no covenant requirement under the banking facilities granted to the Company.

13. DIVIDENDS PAYABLE

         On January 26, 2009, the Company declared interim dividend, amounting to $7,299,590 (RMB50,000,000) of which $4,778,285 was settled via a current account with a director and $735,966 was paid in cash, leaving outstanding balance of $1,785,339 as of March 31, 2010.

14. COMMITMENTS AND CONTINGENCIES

     a.   Capital commitment

          (i) As of March 31, 2010, the Company had capital commitment in respect of the construction of properties, amounting to $221,013, which was contracted but not provided for in the financial statements.

          (ii) As of March 31, 2010, the Company had capital commitment for its payment of registered capital for Baopiao in the amounts of HK$50,000,000 30 days after the Equity Transfer Agreement of Baopiao signed.

     b.   Operating lease commitment

          As of March 31, 2010, the Company had one non-cancelable operating lease for its office. The lease will expire in March 2011 and the expected payment is $14,628.

          The rental expense relating to the operating lease was $2,926 for the three months ended March 31, 2010.

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

15. FINANCE COSTS

                                                 Three months ended March 31,
                                                 ---------------------------
                                                   2010               2009
                                                 --------           --------
                                                (Unaudited)        (Unaudited)

     Bank loan interest expenses                 $ 62,111           $ 26,386
     Interest income - net                         (1,505)            (2,187)
     Bank charges                                     631                 --
                                                 --------           --------

                                                 $ 61,237           $ 24,199
                                                 ========           ========

16. INCOME TAXES

     United States

     Pacific Bepure Industry Inc. is subject to the United States of America Tax law at tax rate of 34%. No provision for the US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

     BVI

     Peakway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

     Hong Kong

     Alberta was incorporated in Hong Kong and is subject to profits tax rate of 16.5% (2009: 16.5%). It is currently not subject to income taxes because it derived no taxable income during the reporting period.

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

     Baopiao has not started commercial operations and had no reportable profit under China Accounting Regulations since its incorporation on February 15, 2006. Baopiao had not applied for such Tax Holiday to the relevant PRC authority before the New CIT Law became effective on January 1, 2008. However, pursuant to the transitional provisions in the New CIT Law, companies qualified for Tax Holiday must make application prior to January 1, 2009 and the Tax Holiday would be deemed commence on January 1, 2009 regardless of results of operation. Baopiao is therefore not entitled to Tax Holiday.

     In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the New CIT Law which became effective on January 1, 2008, the Company might be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company might be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the RPC subsidiaries to their overseas holding companies might be exempted from 10% PRC withholding tax. Given that all of the Company's income is generated from the PRC operating and the PRC and PRC subsidiaries do not intend to pay dividends for the foreseeable future, the management considers that the impact arising from resident enterprise on the Company's financial position is not significant. The management evaluated the Company's tax positions and considered that no additional provision for uncertainty in income taxes in necessary as of March 31, 2010.

     The components of the provision for income taxes from continuing operation are:-

                                                  Three months ended March 31,
                                                  ----------------------------
                                                    2010                2009
                                                  --------            --------
                                                 (Unaudited)         (Unaudited)

     Current taxes - PRC                          $314,825            $229,558
     Deferred taxes - PRC                               --                  --
                                                  --------            --------

                                                  $314,825            $229,558
                                                  ========            ========

     The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:-

                                                  Three months ended March 31,
                                                  ----------------------------
                                                    2010                2009
                                                  --------            --------
                                                 (Unaudited)         (Unaudited)
     Provision for income taxes at PRC
      statutory income tax rate - 25%             $300,202            $206,986
     Non-deductible items for tax                   14,623              22,572
                                                  --------            --------

                                                  $314,825            $229,558
                                                  ========            ========

17. EARNINGS PER SHARE

         The basic and diluted earnings per share is calculated using the net income and the weighted average number of shares outstanding during the reporting periods. All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

         During  the  period,   the   Company   had  no  dilutive   instruments.
         Accordingly, the basic and diluted earnings per share are the same.

18. RELATED PARTIES TRANSACTIONS

     Apart from the transactions as disclosed in Note 12(a) to the financial statements, the Company had no material transactions carried out with related parties during the period.

19. TRADEMARKS

     Pacific Shoes, currently owns two trademarks, namely [CHINESE GRAPHIC] ("Bepure"), and [CHINESE GRAPHIC] ("Dilks") which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2008.

20. COMMON STOCK

     The Company was incorporated on October 9, 2007 with authorized share capital of $7,500 dividend into 75,000,000 common shares of $0.0001 per value each. Following the RTO as set out in Notes 1 and 2, the financial statements represent the continuation of Peakway. Hence, the 10,500,000 shares of par value $0.0001 per share, totaling $1,050 is presented as if they were in issue through out the periods presented. The 4,500,000 shares of $0.0001 par value each totaling $450 in issue prior to the RTO was presented as recapitalization, a movement in common stock to effect the RTO.

21. STATUTORY RESERVE

     The Company's statutory reserve comprise of the following:-

                                                   As of               As of
                                                 March 31,          December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)

     Statutory reserve                           $309,688            $309,688
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

     For the three months ended March 31, 2010 and 2009 respective, no appropriation to this statutory reserve was made as the reserve reached 50% of the Pacific Shoes' registered capital and Baopiao did not make any profit during the period.

22. DEFINED CONTRIBUTION PLAN

     Pacific Shoes and Baopiao have defined contribution plans for all qualified employees in the PRC. Pacific Shoes and Baopiao and their employees are each required to make contributions to the plans at the rates specified in the plans. The only obligation of Pacific Shoes and Baopiao with respect to retirement schemes is to make the required contributions under the plans. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $29,006 and $3,964 for the three months ended March 31, 2010 and 2009 respectively.

23. SEGMENT INFORMATION

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

                                               Three months ended March 31,
                                           -----------------------------------
                                              2010                     2009
                                           ----------               ----------
                                           (Unaudited)             (Unaudited)

     PRC                                   $3,279,645               $2,462,063
     Taiwan                                 1,452,770                1,147,947
                                           ----------               ----------

                                           $4,732,415               $3,610,010
                                           ==========               ==========

24. SUBSEQUENT EVENTS

     The Company evaluated all events or transactions that occurred after March 31, 2010 and has determinded that there has been no material recognizable events or transactions which would require recognition or disclosures in these financial statements.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OR PLAN OF OPERATION

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

The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q.

OVERVIEW

The Company was incorporated under the laws of the State of Delaware on October 9, 2007 and became an OTC-listed reporting issuer on March 26, 2008. Currently, the Company's CUSIP Number is 69404B 102 and is having its common stock trade on OTC Bulletin Board with the ticker PBEP.

On November 11, 2009, the Company completed a reverse acquisition transaction with Peakway Worldwide Limited ("Peakway"), a company incorporated under the laws of the British Virgin Island. The exchange was consummated under the laws of the State of Delaware and pursuant to the terms of the Share Exchange Agreement dated as of November 5, 2009 ("Share Exchange Agreement").

Pursuant to the Share Exchange Agreement, the Company issued 10,500,000 shares of its common stock, par value $0.0001 per share, to the stockholder of Peakway, Cabo Development Limited ("Cabo"), representing 70% of the Company's issued and outstanding common stock, in exchange for the 1,000 outstanding shares of Peakway held by Cabo. Immediately after giving effect to the reverse transaction, the Company had 15,000,000 shares of its common stock outstanding. Pursuant to this exchange, Peakway became a wholly-owned subsidiary of the Company and most of the Company's business operations are now conducted through Peakway's wholly-owned subsidiaries, Fujian Jinjiang Pacific Shoes Co., Limited ("Pacific Shoes"), and Fujian Baopiao Light Industry Co., Limited ("Baopiao Shoes"), two limited companies incorporated in Jinjiang City, Fujian Province, China under the laws of the People's Republic of China ("PRC"). On November 5, 2009, the Board of the Company, approved to change its name to Pacific Bepure Industry Inc. The Board also approved to change the Company's trading symbol to reflect the Company's current business.

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

BUSINESS REVIEW

Pacific Bepure Industry Inc. is mainly engaged in professional design, manufacture and distribution of sports and casual footwear. We target at both female and male customers. Yet, our products are mainly available for fashionable young ladies as our Baopaio (or "Bepure") label is becoming more and more recognized among Chinese women footwear consumers. For the three month ended March 31, 2010, the Company's sales revenues increased 31.09% to $4,732,415 compared with $3,610,010 in the same period of 2009. The growth is mainly attributable to the increasing demand for the fashionable and casual footwear products in China, with the popularity and awareness among Chinese consumers towards health and fashion.

Many people have witnessed the signs of global economy recovery in early 2010. For instance, we frequently learn positive economic data from the reports by varied media and economic forums. This has further inspired the Company to carry out the marketing strategy that is known as "Travel Times". The four series products under "Travel Times" are. "Free Travel", "Business Travel", "Outdoor Travel" and "Urban Travel"

For this spring and summer, the Company decides to launch many new products under the "Free Travel" series, which are specially designed to interpret the free, fashion and exciting life of young consumers. Our Free Travel series mainly consist of canvas shoes and sneakers. We believe new products reflect a better product structure that will help the Company to tackle the changing market. All together, we believe the Company is having a more resourceful marketing strategy.

BRAND PROMOTION AND MARKETING

Under Baopiao's brand strategy, we have engaged Chinese celebrities and sponsored influential activities to strengthen our fashionable and distinctive brand image in the casual footwear market.

This year, we continue to hire the new musician Ms. Rui Ma to be our new product model. Meanwhile, the corresponding promotions, such as commercials, posters, outdoor advertising, products album and so on are near completion and to be unveiled gradually.

To keep pace with the plan, we will improve the network construction related to electronic business. For example, we updated a more comprehensive corporate website and the registered Bepure official online shop associated with Taobao Company. We believe these measures will appeal to our consumers during the Golden Week that starts from the Labor Day on May 1, 2010.

CHANNEL EXPANSION

We continued to making efforts to attract distributors to expand and improve our sales network throughout provinces and regions in China.

We extended our coverage and control of sales terminals by adding outlets in major cities and adopted the sales mode of "quaternity" which means sales through the single sale store, directly operated store, urban incorporated store and internet stores.

We will continue to promote internet sale and enhance the network marketing in cooperation with other shopping websites. For example, we plan to set up a new web shopping mall on Taobao website to provide the customers with convenient on-line shopping. In this way, our Bepure brand will become more recognized and reach more consumers.

We will involve more activities of brand building and increase the number of the brand image stores to improve our brand awareness.

PRODUCT R&D

The Company consistently aims to develop attractive footwear products to satisfy the demand of its target market and to interpret fashion trends. To help accomplish this, the Company has been focused on the R&D and application of new craftsmanship, new materials and new technologies, to streamline the Company's innovative brand concept and international sports fashion. We increased the R&D cost, renewed the equipments and introduce more skilled talents to contribute to the development of fashionable and practical products. In addition, the Company keeps adding new elements into the product designs to enrich the brand connotation and win consumers' in-depth recognition of the Baopiao brand, thus ensuring the fashion trend-setter position of "Baopiao" in the female sports and casual footwear market.

In order to shape an appropriate, scalable and multiple product structure, the Company has increased the percentage of products for men in total sales and divided products into four series, including the "Free Travel", "Business Travel", "Outdoor Travel" and "Urban Travel".

CHAIN SUPPLY MANAGEMENT

In response to the diverse demands from regional markets, the Company has adopted a flexible marketing strategy- a mix of "general design" and "customized design". This strategy has improved the adaptability of our products to different regions. "General design" means every year, the Company holds two fairs for its Baopiao branded footwear, namely, the Autumn-Winter Fair and the Spring-Summer Fair, to match the pace of internal production; And the "customized design" relates the extra fairs to be held in target markets such as Jiangsu and Guangdong Provinces.

INFORMATION MANAGEMENT

The Company has set up an information management system which consists of financial management, sales management, supply chain management, production management, decision-making support and database service functions, which contributes a lot to the operation development.

This is an integrated IT system and is able to handle the requirements of business development. The Company will continue to extend the new system to its sales channels, especially retail outlets.

The ERP System of the Company is under construction and expected to be in full operation in the second half of 2010. The powerful functions of the system on the comprehensive data recording and quick reactions will gather and solve the various listed information in the capital market more efficiently.

CONSTRUCTION OF NEW FACTORY

We have finished the primary construction of the dormitory and workshops of the new factory in Huian County. Presently we are in the task of fitment, leveling of the roads between the workshops and planting and green construction. It is expected that the new factory will be put into operation this year.

PROSPECTS

In future, the Company will concentrate on the brand building of "Bepure" which partially relates to forming the unique features through clear market positioning. We are always on the way to improve the market competitiveness and create more the sales growth by upgrading our team's abilities of management, operation and accounting.

The following table summarizes our operating results and key financial ratios for the three months ended March 31, 2010 and March 31, 2009, respectively:

                                             Three months ended March 31,               Comparison
                                             ----------------------------      --------------------------
                                                2010             2009            Amount             %
                                             ----------       ----------       ----------      ----------
Sales revenue                                $4,732,415       $3,610,010       $1,122,405         31.09%
Cost of sales                                 3,049,666        2,504,454          545,212         21.77%
Gross profit                                  1,682,749        1,105,556          577,193         52.21%
Gross profit margin                               35.56%           30.62%
Total operating expenses                        393,989          244,874          149,115         60.89%
Income from operations                        1,288,760          860,682          428,078         49.74%
Other expenses                                   26,717            8,538           18,179        212.92%
Finance costs                                    61,237           24,199           37,038        153.06%
Income before income taxes                    1,200,806          827,945          372,861         45.03%
Income taxes                                    314,825          229,558           85,267         37.14%
Net income                                      885,981          598,387          287,594         48.06%

This table below illustrates the key operating results and financial indicators of the Company for the three months ended March 31, 2010:

                                             Three months ended March 31,               Comparison
                                             ----------------------------      --------------------------
                                                2010             2009            Amount             %
                                             ----------       ----------       ----------      ----------
MAIN OPERATING RESULTS
Sale revenues                                $4,732,415       $3,610,010       $1,122,405         31.09%
Gross profit                                  1,682,749        1,105,556          577,193         52.21%
Income from operations                        1,288,760          860,682          428,078         49.74%
Net income                                      885,981          598,387          287,594         48.06%

MAIN FINANCIAL RATIOS
PROFITABILITY RATIO
Gross profit margin                               35.56%           30.62%                          4.93%
Operating profit margin                           27.23%           23.84%                          3.39%
Net profit margin                                 18.72%           16.58%                          2.14%
Ratio of general administrative expenses
 to revenues                                       6.78%            5.70%                          1.08%
Ratio of sales and marketing expenses
 to revenue                                        1.54%            1.08%                          0.46%

ASSET-EFFICIENCY RATIO
Average inventory turnover days                      19               20
Turnover days of accounts receivable                147              168
Turnover days of accounts payable                    97               50

REVENUES

For the three months ended March 31, 2010, the Company's revenues were $4,732,415, representing an increase of $1,122,405 or 31.09% when compared to $3,610,010 for the same period in 2009. The increase is mainly attribute to the increasing consumers demand for the fashion and leisure sportswear products, which is closely related to the higher awareness of health among Chinese people. In 2010, the Company improved sales strategy to make up for the weaker performances in the first half of past years. We launched many new products of Free Travel series in main in the first half of this year, which are specially designed for the fashion young consumers and suitable for certain seasons under a better products structure. As a consequence, the revenues in the first quarter performed a significant increase due to this resourceful marketing strategy.

GEOGRAPHIC SEGMENTS OF REVENUES

                                Three months ended        Three months ended
                                  March 31, 2010            March 31, 2009             Comparison
                               --------------------      --------------------     --------------------
                                   $            %            $            %           $            %
                               ---------     ------      ---------     ------     ---------      -----
International markets          1,452,770      30.70%     1,147,947      31.80%      304,823      26.55%
PRC market                     3,279,645      69.30%     2,462,063      68.20%      817,582      33.21%
The eastern section (1)          571,281      12.07%       472,678      13.09%       98,603      20.86%
The northern section (2)       1,705,257      36.03%     1,250,483      34.64%      454,774      36.37%
The southern section (3)       1,003,107      21.20%       738,902      20.47%      264,205      35.76%
Total revenues                 4,732,415     100.00%     3,610,010     100.00%    1,122,405      31.09%

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

For the three months ended March 31, 2010, $1,452,770 of our sales revenues were generated from the foreign markets, representing an increase of 26.55% or $304,823 when compared to $1,147,947 from the same period in 2009.

For the three months ended March 31, 2010, the domestic eastern market contributed $571,281 to the Company's sales revenue, representing an increase of 20.86%, when compared to $472,678 earned in the same period of 2009. The northern market generated sales revenues of $1,705,257, representing an increase of 36.37%, when compared to $1,250,483 for the same period in 2009. The southern market achieved sales revenues of $1,003,107, representing an increase of 35.76%, when compared to $738,902 for the same period in 2009.

The Company has witnessed an increase in sales revenues in the first quarter of 2010 that were derived from international markets, which is due to the higher price ratio compared with other branded products of the same level. This proves our Baopiao products have high brand awareness and an increasing market shares with great development potential in the international market.

Sales in eastern region has been weaker compare with the other two, as it closely related to the products differentiation and sales channels of the respective region. The Company will develop different strategies to improve the sales revenue based on the overall market research. The sales remains at a stable level in the other two regions, among which the growth ratio in Northern part is comparatively higher. The southern part previously entered into the selling season of canvas shoes and sneakers because of the warmer climate, as a result, the sales also increased quickly. This shows that the "Free Travel" products have a bright selling future in southern region, which make us believe that the sales revenue of the second quarter will perform a continuous growth in this part.

GROSS PROFIT AND GROSS PROFIT MARGIN

                              Three months ended
                                   March 31,                   Comparison
                          --------------------------      --------------------
                             2010            2009           Amount         %
                          ----------      ----------      ----------     -----

Sales revenue             $4,732,415      $3,610,010      $1,122,405     31.09%
Cost of sales              3,049,666       2,504,454         545,212     21.77%
Gross profit               1,682,749       1,105,556         577,193     52.21%
Gross profit margin            35.56%          30.62%                     4.94%

For the three months ended March 31, 2010, the Company's gross profit was $1,682,749, representing an increase of $577,193 or 52.21% as compared to $1,105,556 for the same period of 2009.

For the three months ended March 31, 2010, the Company's gross profit margin was 35.56%, representing an increase of 4.94% compared to that of 2009. Such increase is mainly due to the increase of the average price of "Free Travel" series products.

OPERATING AND EXECUTIVE EXPENSES

For the three months ended March 31, 2010, the Company's selling expenses were $72,976, increased by $33,937 or 86.93% as compared to the $39,039 for the same period in 2009. The increase was mainly attributable to the following reasons:

While retaining the traditional "dealer + agent" distribution model, the Company extended our coverage and control of sales terminals by adding outlets in major cities and adopted the sales mode of "quaternity" which means sales through the single sale store, directly operated store, urban incorporated store and internet stores. As a consequence, the rent cost of these outlets increased accordingly.

With new sales strategies, we invested much more money in the promotion of "Four Series" products, such as the advertisements of the image retailing stores. Thus the sales expense increased.

For the three months ended March 31, 2010, the administrative expenses accounts for $321,013, representing an increase of 55.96% as compared to $205,835 of the same period in 2009. The increase mainly resulted from the following reasons:

The expenses for R&D largely increased as we put much money on the exploration of the "Four Travel" series. The salaries and allowance for the executive officers increased by 10%.

The Company paid much attention on the relationship with all staff to improve the office facilities and the welfare and remuneration of them.

FINANCE COST

For the three months ended March 31, 2010, the finance cost is $61,237, representing an increase of $37,038 or 153.06% comparing to $24,199 of the same period in 2009. The increase primarily relates to the huge increase in bank loans which were applied for attracting more investors in financing market expansion and terminal consolidated construction.

NET PROFIT

For the three months ended March 31, 2010, the net profit was $885,981, representing an increase of $287,594 or 48.06% compared with $598,387 a year earlier, primarily as a result of the growth in revenues and the increased gross profit margin.

NET PROFIT MARGIN

For the three months ended March 31, 2010, the net profit margin is 18.72%, representing an increase of 2.14% compared with 16.58% a year earlier. It is mainly due to the stable increase in sales revenue as we maintained good cooperative relationship with our distributors and the increase of the gross profit margin which results from the higher ex-factory price of the new products.

LIQUIDITY AND CAPITAL RESOURCE

As of March 31, 2010, the Company's total assets were $29,354,292. Total assets consist of current assets of $16,683,336, cash and cash equivalents of $4,860,052, accounts receivable of $8,200,511 inventories of $604,155, other accounts receivable and advance payments of $3,018,618, property, plant and equipment of $6,569,451,intangible asset of $200,407and land use rights of $5,901,098.

As of March 31, 2010, total liabilities were $15,783,238. Total liabilities are composed accounts payable of $3,066,942, short-term loans of $3,203,581, tax payable of $1,803,209, dividends payable of $1,785,339 and other accounts payable and related provision of $5,924,167. As of March 31, 2009, stockholders' equity was $13,571,054. As of March 31, 2010, the gearing ratio is 53.77%.

We offer reasonable credit limits to our customers and credit terms of 180 days to maintain control of account receivables. The average turnover was 147 days for our accounts receivable in the first quarter of 2010, while the average turnover was 168 days for our accounts in the same period of 2009.

As of March 31, 2010, the average turnover was 19 days for our inventories while it was 20 days as the same period of last year.

As of March 31, 2010, our cash and bank deposits are denominated in RMB, while the revenue, expense, assets and liabilities are denominated in RMB and US dollars. The PRC currency is exchanged to US dollars in the floating rate, whereas, it would not make great effect the Company owns rare assets in US dollars.

CASH FLOWS

As of March 31, 2010, the Company's cash and cash equivalents were $4,860,052 representing an increase of $534,876 as compared with $4,325,176 of the same period of 2009.

As of March 31, 2010, net cash flows used in operating activities were $778,962. Net cash flows used in investing activities were $186,456. It was mainly used in the construction of the new production facility.

As of March 31, 2010, net cash flows provided by financing activities were $1,512,614.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISKS

The Company is subject to certain market risks, including changes in interest rates and currency exchange rates. The Company does not undertake any specific actions to limit those exposures.

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

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There have been no changes in our internal control over financial reporting that occurred during the fiscal quarter ended March 31, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

32.1 - Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 - Certification  pursuant to 18 U.S.C. Section 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

Pursuant to the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf in Spokane, WA, by the undersigned, thereunto duly authorized.

May 17, 2010                    Registrant: Pacific Bepure Industry Inc.


                                By: /s/ Haiting Li
                                   ----------------------------------
                                   Haiting Li
                                   Chief Executive Officer


                                By: /s/ Zhong Zhao
                                   ----------------------------------
                                   Zhong Zhao
                                   Chief Financial Officer