Form 10-Q
period 2010-06-30
Pacific Bepure Industry Inc
filed 2010-08-16
CIK 1429426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                       Commission file number: 333-150385


                          PACIFIC BEPURE INDUSTRY INC.
             (Exact name of registrant as specified in its charter)

         Delaware                     333-149898                  26-1272059
(State or other jurisdiction         (Commission                (IRS Employer
     of incorporation)                 File No.)             Identification No.)

         No. 78 Kanglong East Road, Yangdaili, Chendai Township Jinjiang
                       City, Fujian Province, P. R. China
                    (Address of principal executive offices)

                             Tel: (86 595) 8677 0999
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss.232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files). Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See definition of "large accelerated filer," "accelerated filer," and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of August 13, 2010, 15,000,000 shares of the Company's common stock, $0.0001 par value, were issued and outstanding.

                          Pacific Bepure Industry Inc.

                                TABLE OF CONTENTS

                                                                           Page
                                                                          Number
                                                                          ------
PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements                                                3

          Condensed Consolidated Balance Sheets as of June 30, 2010
          (unaudited) and December 31, 2009                                   3

          Condensed Consolidated Statements of Income and Comprehensive
          Income for the three and six months ended June 30, 2010 and
          2009 (unaudited)                                                    4

          Condensed Consolidated  Statements of Cash Flows for the six
          months ended June 30, 2010 and 2009 (unaudited)                     5

          Condense consolidated statements of Stockholder's Equity            7

          Notes to Condensed Consolidated Financial Statements (unaudited)    8

Item 2.   Management's Discussion and Analysis of Financial Condition and
          Results of Operations                                              22

Item 3.   Quantitative and Qualitative Disclosures About Market Risk         30

Item 4.   Controls and Procedures                                            30

PART II. OTHER INFORMATION

Item 1.   Legal Proceedings                                                  30

Item 1A.  Risk Factors                                                       30

Item 2.   Unregistered Sales of Equity Securities and Use of Proceeds        31

Item 3.   Defaults Upon Senior Securities                                    31

Item 4.   (REMOVED AND RESERVED)                                             31

Item 5.   Other Information                                                  31

Item 6.   Exhibits                                                           31

SIGNATURES                                                                   32

                          PART I. FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

                          Pacific Bepure Industry Inc.
                      Condensed Consolidated Balance Sheets
                    As of June 30, 2010 and December 31, 2009
                             (Stated in US Dollars)

                                                               As of              As of
                                                              June 30,          December 31,
                                                                2010               2009
                                                            ------------       ------------
                                                             (Unaudited)         (Audited)
ASSETS

Current assets
  Cash and cash equivalents                                 $  4,818,287       $  4,325,176
  Trade and bills receivables                                  7,989,865          7,274,214
  Prepayments and other receivables - Note 5                     258,047             69,618
  Advances to customers and distributors - Note 6              2,937,461          2,934,000
  Inventories - Note 7                                         1,044,967            698,135
                                                            ------------       ------------
      Total current assets                                    17,048,627         15,301,143

  Properties, plant and equipment, net - Note 8                6,865,370          6,407,851
  Land use rights - Note 9                                     5,893,252          5,949,593
  Intangible asset - Note 10                                     187,998            214,182
                                                            ------------       ------------
TOTAL ASSETS                                                $ 29,995,247       $ 27,872,769
                                                            ============       ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current liabilities
    Trade and bills payables                                $  2,087,406       $  3,477,541
    Other payables and accrued expenses - Note 11              5,673,642          6,201,508
    Loans payable - Note 12                                    4,156,508          1,467,000
    Dividend payable                                                  --          2,019,252
    Amount due to a director - Note 13                         1,818,992                 --
    Income tax payable                                         1,893,572          1,986,162
                                                            ------------       ------------
      Total current liabilities                               15,630,120         15,151,463
                                                            ------------       ------------
TOTAL LIABILITIES                                             15,630,120         15,151,463
                                                            ------------       ------------
COMMITMENTS AND CONTINGENCIES - Note 14

STOCKHOLDERS' EQUITY
  Common stock: par value of $0.0001 per share
  Authorized 75,000,000 shares; issued and outstanding
    15,000,000 shares in 2010 and 2009 - Note 20                   1,500              1,500
  Additional paid-in capital                                   3,124,213          3,124,213
  Statutory reserve - Note 21                                    309,688            309,688
  Accumulated other comprehensive income                       1,362,241          1,341,306
  Retained earnings                                            9,567,485          7,944,599
                                                            ------------       ------------
TOTAL STOCKHOLDERS' EQUITY                                    14,365,127         12,721,306
                                                            ------------       ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 29,995,247       $ 27,872,769
                                                            ============       ============

         The accompanying notes are an integral part of these condensed consolidated financial statements

                          Pacific Bepure Industry Inc.
      Condensed Consolidated Statements of Income and Comprehensive Income
           For the three and six months ended June 30, 2010 and 2009
                             (Stated in US Dollars)

                                                       Six months ended                  Three months ended
                                                           June 30,                           June 30,
                                                 -----------------------------     -----------------------------
                                                     2010             2009             2010             2009
                                                 ------------     ------------     ------------     ------------
                                                  (Unaudited)      (Unaudited)      (Unaudited)      (Unaudited)
Sales revenue                                    $  9,287,177     $  7,061,013     $  4,554,762     $  3,451,003
Cost of sales                                       6,212,044        4,655,467        3,162,378        2,151,013
                                                 ------------     ------------     ------------     ------------
Gross profit                                        3,075,133        2,405,546        1,392,384        1,299,990
                                                 ------------     ------------     ------------     ------------
Operating expenses
  Administrative expenses                             581,045          448,962          260,032          243,127
  Selling expenses                                    144,424          118,475           71,448           79,436
                                                 ------------     ------------     ------------     ------------
                                                      725,469          567,437          331,480          322,563
                                                 ------------     ------------     ------------     ------------

Income from operations                              2,349,664        1,838,109        1,060,904          977,427
  Other (expense)/income                              (22,934)          (1,930)           3,783            6,608
  Finance costs - Note 15                            (122,576)         (56,519)         (61,339)         (32,320)
                                                 ------------     ------------     ------------     ------------

Income before income taxes                          2,204,154        1,779,660        1,003,348          951,715
Income taxes - Note 16                               (581,268)        (482,334)        (266,443)        (252,776)
                                                 ------------     ------------     ------------     ------------
Net income                                          1,622,886        1,297,326          736,905          698,939

Other comprehensive income:
  Foreign currency translation adjustments             20,935           14,575           57,168              476
                                                 ------------     ------------     ------------     ------------

Total comprehensive income                       $  1,643,821     $  1,311,901     $    794,073     $    699,415
                                                 ============     ============     ============     ============
Earnings per share:
  Basic and diluted - Note 17                    $      0.108     $      0.124     $      0.049     $      0.067
                                                 ============     ============     ============     ============
Weighted average number of shares outstanding:
  Basic and diluted                                15,000,000       10,500,000       15,000,000       10,500,000
                                                 ============     ============     ============     ============


         The accompanying notes are an integral part of these condensed consolidated financial statements

                          Pacific Bepure Industry Inc.
                 Condensed Consolidated Statements of Cash Flows
                For the six months ended June 30, 2010 and 2009
                             (Stated in US Dollars)

                                                                                   Six months ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                               2010               2009
                                                                           ------------       ------------
                                                                            (Unaudited)        (Unaudited)

CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                               $  1,622,886       $  1,297,326
  Adjustments to reconcile net income to net cash
   (used in)/provided by operating activities:
     Depreciation                                                                77,973             77,875
     Amortization of an intangible asset and land use rights
      recognised as expenses                                                     26,850             26,769
  Changes in operating assets and liabilities:
      Restricted cash                                                                --             74,576
      Trade and bills receivables                                              (704,497)          (966,097)
      Prepayments and other receivables                                        (187,662)           263,997
      Inventories                                                              (344,749)          (109,571)
      Trade and bills payables                                               (1,389,164)           838,927
  Other payables and accrued expenses                                          (533,234)          (452,517)
      Income tax payable                                                        (94,588)          (479,971)
                                                                           ------------       ------------
           Net cash flows (used in)/provided by operating activities         (1,526,185)           571,314
                                                                           ------------       ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to a director                                                              --           (699,509)
  Payments to acquire property, plant and equipment and
   construction in progress                                                    (463,674)          (606,722)
                                                                           ------------       ------------

           Net cash flows used in investing activities                         (463,674)        (1,306,231)
                                                                           ------------       ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from new loans                                                     4,141,381            586,564
  Repayment of loans                                                         (1,463,386)        (1,447,825)
  Repayment of amount due to a director                                        (201,906)                --
                                                                           ------------       ------------

           Net cash flows provided by/(used in) financing activities          2,476,089           (861,261)
                                                                           ------------       ------------

Effect of foreign currency translation on cash and cash equivalents               6,881             11,595
                                                                           ------------       ------------

Net increase/(decrease) in cash and cash equivalents                            493,111         (1,584,583)

Cash and cash equivalents - beginning of period                               4,325,176          3,633,929
                                                                           ------------       ------------

Cash and cash equivalents - end of period                                  $  4,818,287       $  2,049,346
                                                                           ============       ============


         The accompanying notes are an integral part of these condensed consolidated financial statements

                          Pacific Bepure Industry Inc.
            Condensed Consolidated Statements of Cash Flows (cont'd)
                 For the Six months ended June 30, 2010and 2009
                             (Stated in US Dollars)

                                                                                   Six months ended
                                                                                       June 30,
                                                                           -------------------------------
                                                                               2010               2009
                                                                           ------------       ------------
                                                                            (Unaudited)        (Unaudited)
Supplemental disclosures for cash flow information:

Cash paid for:
  Interest                                                                 $    123,437       $     62,759
  Income taxes                                                             $    675,855       $    955,810
                                                                           ============       ============
Non-cash financing activities:
  Dividends - Note                                                         $  2,019,252       $  5,280,338
                                                                           ============       ============


Note:

On January 26, 2009, the Company declared interim dividend amounting to $7,299,590 of which $5,280,338 was settled via a current account with a director in 2009. In 2010, the remaining balance of dividend payable amounting to $2,019,252 was transferred to current account with a director.

         The accompanying notes are an integral part of these condensed consolidated financial statements

                          PACIFIC BEPURE INDUSTRY INC.
           CONDENSED CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY
                             (STATED IN US DOLLARS)

                                     Common stock                                 Accumulated
                                  -------------------    Additional   Statutory     other                         Total
                                 Number of                paid-in      reserve   comprehensive   Retained     stockholders'
                                  Shares       Amount     capital     (Note 21)     income       earnings        equity
                                  ------       ------     -------     ---------     ------       --------        ------

Balance, December 31, 2009      15,000,000    $  1,500    $3,124,213   $309,688    $1,341,306    $7,944,599   $ 12,721,306

Net income                              --          --            --         --            --       885,981        885,981

Foreign currency translation
 adjustment                             --          --            --         --       (36,233)           --        (36,233)
                                ----------    --------    ----------   --------    ----------    ----------   ------------

Balance, March 31, 2010         15,000,000    $  1,500    $3,124,213   $309,688    $1,305,073    $8,830,580   $ 13,571,054

Net income                              --          --            --         --            --       736,905        736,905

Foreign currency translation
 adjustment                             --          --            --         --        57,168            --         57,168
                                ----------    --------    ----------   --------    ----------    ----------   ------------

Balance, June 30, 2010          15,000,000    $  1,500    $3,124,213   $309,688    $1,362,241    $9,567,485   $ 14,365,127
                                ==========    ========    ==========   ========    ==========    ==========   ============



         The accompanying notes are an integral part of these condensed consolidated financial statements

                          Pacific Bepure Industry Inc.
            Notes to the Condensed Consolidated Financial Statements
                            June 30, 2010 (unaudited)

1. CORPORATE INFORMATION

Pacific Bepure Industry Inc. (the "Company") was incorporated on October 9, 2007 under the laws of the State of Delaware with authorized share capital of $7,500, divided into 75,000,000 common shares of $0.0001 par value each. On December 17, 2009, the Company changed its name from Wollemi Mining Corp. to Pacific Bepure Industry Inc. The Company's shares are quoted for trading on the Over-the-counter Bullentin Board in the United States of America.

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

CONCENTRATIONS OF CREDIT RISK

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and advances to customers and distributors. As of June 30, 2010 and December 31, 2009, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to customers and distributors, the Company extends credit based on evaluations of the customers' and distributors' financial positions. The Company generally does not require collateral for customers and distributors.

During the reporting period, customers representing 10% or more of the Company's sales are as follows:-

                                           Six months ended             Three months ended
                                               June 30,                      June 30,
                                      -------------------------     -------------------------
                                         2010           2009           2010           2009
                                      ----------     ----------     ----------     ----------
                                      (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
Taiwan Quanyi Xingye Co., Ltd.        $3,254,077     $       --     $1,844,787     $       --
Jinjiang Import Export Co., Ltd.              --      2,347,552             --      1,240,336
                                      ----------     ----------     ----------     ----------

                                      $3,254,077     $2,347,552     $1,844,787     $1,240,336
                                      ==========     ==========     ==========     ==========

Details of customers for 10% or more of the Company's trade receivables are:-

                                                       As of           As of
                                                      June 30,      December 31,
                                                        2010           2009
                                                     ----------     ----------
                                                     (Unaudited)     (Audited)

Taiwan Quanyi Xingye Co., Ltd.                       $2,916,498     $1,009,848
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

                           As of June 30, 2010          As of December 31, 2009
                          ---------------------        -------------------------
                                (Unaudited)                    (Audited)
                          Carrying        Fair         Carrying         Fair
                           amount         value         amount          value
                           ------         -----         ------          -----
Collateralized
 short-term bank
 loans                   $4,156,508    $4,159,438     $1,467,000     $1,464,258
                         ==========    ==========     ==========     ==========

The fair values of collateralized borrowings are based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

It is management's opinion that the Company is not exposed to significant price or credit risks arising from these financial instruments.

Accounting for Transfers of Financial Assets (Included in amended Topic ASC 860 "Transfers and Servicing", previously Statement of Financial Accounting Standards ("SFAS") No. 166, "Accounting for Transfers of Financial Assets - an Amendment of Financial Accounting Standard Board ("FASB") Statement No. 140."). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic has no material impact on the Company's financial statements.

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

5. PREPAYMENTS AND OTHER RECEIVABLES

                                                As of                  As of
                                               June 30,             December 31,
                                                 2010                  2009
                                               --------              --------
                                             (Unaudited)             (Audited)

Prepayments to suppliers                       $169,582              $     --
Advances to staff                                88,465                69,618
                                               --------              --------

                                               $258,047              $ 69,618
                                               ========              ========

6. ADVANCES TO CUSTOMERS AND DISTRIBUTORS

                                                As of                  As of
                                               June 30,             December 31,
                                                 2010                  2009
                                               --------              --------
                                             (Unaudited)             (Audited)
Interest-free loans advanced to
 customers and distributors                   $2,937,461            $2,934,000
                                              ==========            ==========

In order to improve the market shares and increase the number of retailing points in the PRC, management advanced cash to potential retailers for them to increase the number of retail shops and distribution points in the related provinces in which they are located. The amounts are interest-free, unsecured and payable upon demand.

7. INVENTORIES

                                                As of                  As of
                                               June 30,             December 31,
                                                 2010                  2009
                                               --------              --------
                                             (Unaudited)             (Audited)

Raw materials                                $  376,686             $  307,077
Work-in-progress                                317,980                161,297
Finished goods                                  350,301                229,761
                                             ----------             ----------

                                             $1,044,967             $  698,135
                                             ==========             ==========

8. PROPERTIES, PLANT AND EQUIPMENT

                                                As of                  As of
                                               June 30,             December 31,
                                                 2010                  2009
                                               --------              --------
                                             (Unaudited)             (Audited)
Costs:
  Plant and machinery                        $   941,407           $   904,816
  Office equipment                                90,777                71,995
  Buildings                                    1,294,997             1,293,472
  Motor vehicle                                   20,092                    --
                                             -----------           -----------
                                               2,347,273             2,270,283

Accumulated depreciation                      (1,145,784)           (1,066,269)
Construction-in-progress                       5,663,881             5,203,837
                                             -----------           -----------

                                             $ 6,865,370           $ 6,407,851
                                             ===========           ===========

During the reporting period, depreciation is included in:-

                                                 Six months ended June 30,
                                              ------------------------------
                                                2010                  2009
                                              --------              --------
                                             (Unaudited)           (Unaudited)

Cost of sales and overheads                   $ 45,487              $ 57,581
Administrative expenses                         32,486                20,294
                                              --------              --------

                                              $ 77,973              $ 77,875
                                              ========              ========

Notes:-

As of June 30, 2010 and December 31, 2009, buildings with carrying value of $846,385 and $868,185 respectively, were pledged for the collateralized bank loans (Note 12a).

Construction-in-progress consist mainly the new factory and warehouse under construction.

9. LAND USE RIGHTS

                                                As of                  As of
                                               June 30,             December 31,
                                                 2010                  2009
                                               --------              --------
                                             (Unaudited)             (Audited)

Cost                                         $ 6,210,294           $ 6,202,975
Accumulated amortization                        (317,042)             (253,382)
                                             -----------           -----------

                                             $ 5,893,252           $ 5,949,593
                                             ===========           ===========

The Company obtained the rights from the relevant PRC land bureau for a period of 50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

As of June 30, 2010 and December 31, 2009, the land use rights with carrying value of $5,893,252 and $48,734 respectively, were pledged for collateralized bank loans (Note 12a).

During the six months ended June 30, 2010 and 2009, amortization for the land use rights amounted to $63,129 and $61,782 of which $62,620 and $61,274 have been capitalized in construction-in-progress, respectively.

The estimated aggregate amortization expenses for the land use rights for the five succeeding years are as follows:-

     Year
     ----

     2010                     $ 65,952
     2011                      129,082
     2012                      129,082
     2013                      129,082
     2014                      129,082
                              --------

                              $582,280
                              ========

10. INTANGIBLE ASSET

                                                As of                  As of
                                               June 30,             December 31,
                                                 2010                  2009
                                               --------              --------
                                             (Unaudited)             (Audited)
Software
  Cost                                        $ 293,746              $ 293,400
  Accumulated amortization                     (105,748)               (79,218)
                                              ---------              ---------

                                              $ 187,998              $ 214,182
                                              =========              =========

This software represents integrated software in designing footwear and was purchased by Pacific Shoes. Pursuant to management experience, this software's estimated useful life was 5 years. Since its acquisition, an annual impairment review was performed by management and no impairment was identified.

During the six months ended June 30, 2010 and 2009, amortization for intangible asset amounted to $26,341 and $26,261, respectively.

The estimated aggregate amortization expenses for software for the five succeeding years are as follows:-

     Year
     ----

     2010                     $ 26,596
     2011                       52,780
     2012                       52,780
     2013                       52,780
     2014                        3,062
                              --------

                              $187,998
                              ========

11. OTHER PAYABLES AND ACCRUED EXPENSES

                                                   As of               As of
                                                  June 30,          December 31,
                                                    2010               2009
                                                  --------           --------
                                                (Unaudited)          (Audited)

Value added tax and other tax payable            $4,205,345         $4,417,015
Staff welfare payables (Note 11a)                   945,325          1,163,898
Accrued expenses and other payables                 247,107            211,386
Salaries payable                                    189,210            409,209
Receipt in advance from customers                    86,655                 --
                                                 ----------         ----------

                                                 $5,673,642         $6,201,508
                                                 ==========         ==========

Notes:-

a) Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are covered by third party insurance and the insurance premiums are based on certain percentages of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

12. LOANS PAYABLE

                                                   As of               As of
                                                  June 30,          December 31,
                                                    2010               2009
                                                  --------           --------
                                                (Unaudited)          (Audited)

Collateralized short-term bank loans (Note 12a)  $4,156,508         $1,467,000
                                                 ==========         ==========

Notes:-

a) The bank loans are denominated in RMB and carried an average interest rate as of June 30, 2010 and December 31, 2009 of 6.19% and 6.02% respectively.

     The bank loans were collateralized by the buildings and land use right with carrying values of $846,385 (Note 8) and $5,893,252 (Note 9), respectively, and guaranteed by Mr. Li Haiting, the sole director of the Company and a third party.

     During the reporting period, there was no covenant requirement under the banking facilities granted to the Company.

13. AMOUNT DUE TO A DIRECTOR

The amount is interest-free, unsecured and repayable on demand. The directors consider the carrying amount to approximate its fair value.

14. COMMITMENTS AND CONTINGENCIES

a.   Capital commitment

     As of June 30, 2010, the Company had an capital  commitment for its payment
     of  registered   capital  for  Baopiao  in  the  amounts  of  HK$33,629,522
     (approximately $4,321,394).

b.   Operating lease commitment

     As of June 30, 2010, the Company had one non-cancelable operating lease for its office. The lease will expire in March 2011 and the expected payment is $11,750.

     The rental expense relating to the operating lease was $2,927 for the six months ended June 30, 2010.

c.   Contingencies

     In accordance with the PRC tax regulations, the Company's sales are subject to value added tax ("VAT") of 17% upon the issuance of VAT invoices to its customers. When preparing these financial statements, the Company recognized revenue when goods were delivered, and made full tax provision in accordance with relevant national and local laws and regulations of the PRC.

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

15. FINANCE COSTS

                                        Six months ended                   Three months ended
                                            June 30,                            June 30,
                                 -----------------------------       -----------------------------
                                          (Unaudited)                         (Unaudited)
                                   2010                2009            2010                2009
                                 ---------           ---------       ---------           ---------
Bank loan interest expenses      $ 123,437           $  62,759       $  61,326           $  36,373
Interest income                     (2,405)             (6,240)           (900)             (4,053)
Bank charges                         1,544                  --             913                  --
                                 ---------           ---------       ---------           ---------

                                 $ 122,576           $  56,519       $  61,339           $  32,320
                                 =========           =========       =========           =========

16. INCOME TAXES

United States

Pacific Bepure Industry Inc. is subject to the United States of America's tax rate of 34%. No provision for US federal income taxes has been made as the Company had no taxable income in this jurisdiction for the reporting period.

BVI

Peakway was incorporated in the BVI and, under the current laws of the BVI, is not subject to income taxes.

Hong Kong

Alberta was incorporated in Hong Kong and is subject to a profits tax rate of 16.5% (2009: 16.5%). It is currently not subject to income taxes because it derived no taxable income during the reporting period.

PRC

On March 16, 2007, the National People's Congress approved the Corporate Income Tax Law of the People's Republic of China (the "New CIT Law"). The New CIT Law reduces the standard corporate income tax rate from 33% to 25% effective from January 1, 2008. Pursuant to the New CIT Law, Pacific Shoes and Baopiao have been subjected to EIT at a unified rate of 25% from January 1, 2008 onwards.

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

Baopiao has not started commercial operations and had no reportable profit under China Accounting Regulations since its incorporation on February 15, 2006. Baopiao had not applied for such Tax Holiday to the relevant PRC authority before the New CIT Law became effective on January 1, 2008. However, pursuant to the transitional provisions in the New CIT Law, companies qualified for the Tax Holiday must apply for it prior to January 1, 2008 and the Tax Holiday would be deemed commence on January 1, 2008 regardless of results of operation. Baopiao is therefore not entitled to any Tax Holiday.

The components of the provision for income taxes from continuing operation are:-

                                        Six months ended                   Three months ended
                                            June 30,                            June 30,
                                 -----------------------------       -----------------------------
                                   2010                2009            2010                2009
                                 ---------           ---------       ---------           ---------
                                (Unaudited)         (Unaudited)     (Unaudited)         (Unaudited)
Current taxes - PRC              $581,268            $482,334        $266,443            $252,776
Deferred taxes - PRC                   --                  --              --                  --
                                 --------            --------        --------            --------

                                 $581,268            $482,334        $266,443            $252,776
                                 ========            ========        ========            ========

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:-

                                             Six months ended                   Three months ended
                                                 June 30,                            June 30,
                                      -----------------------------       -----------------------------
                                        2010                2009            2010                2009
                                      ---------           ---------       ---------           ---------
                                     (Unaudited)         (Unaudited)     (Unaudited)         (Unaudited)
Provision for income taxes at PRC
 statutory income tax rate - 25%      $551,039            $449,915        $250,837             $237,929
Non-deductible items for tax            30,229              32,419          15,606               14,847
                                      --------            --------        --------             --------

                                      $581,268            $482,334        $266,443             $252,776
                                      ========            ========        ========             ========

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

19. TRADEMARKS

Pacific Shoes, currently owns two trademarks, namely "Chinese character" ("Bepure"), and "Chinese character" ("Dilks") which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2008.

20. COMMON STOCK

The Company was incorporated on October 9, 2007 with authorized share capital of $7,500 divided into 75,000,000 common shares of $0.0001 per value each.
Following the RTO as described in Notes 1 and 2, the financial statements represent the continuation of Peakway. Hence, the 10,500,000 shares of par value $0.0001 per share, totaling $1,050 is presented as if they were in issue throughout the periods presented. The 4,500,000 shares of $0.0001 par value each totaling $450 in issue prior to the RTO was presented as a recapitalization to effect the RTO.

21. STATUTORY RESERVE

The Company's statutory reserve is comprised of the following:-

                                                   As of               As of
                                                  June 30,          December 31,
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

For the six months ended June 30, 2010 and 2009 respectively, no appropriation to this statutory reserve were made as the reserve reached 50% of the Pacific Shoes' registered capital and Baopiao did not make any profit during the period.

22. DEFINED CONTRIBUTION PLAN

Pacific Shoes and Baopiao have defined contribution plans for all qualified employees in the PRC. Pacific Shoes and Baopiao and their employees are each required to make contributions to the plans at the rates specified in the plans. The only obligation of Pacific Shoes and Baopiao with respect to retirement schemes are to make the required contributions under the plans. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $29,017 and $8,766 for the six months ended June 30, 2010 and 2009 respectively.

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

                                 Six months ended                   Three months ended
                                     June 30,                            June 30,
                          -----------------------------       -----------------------------
                            2010                2009            2010                2009
                          ---------           ---------       ---------           ---------
                         (Unaudited)         (Unaudited)     (Unaudited)         (Unaudited)
PRC                      $5,989,076           $4,558,664     $2,709,431          $2,096,601
Taiwan                    3,298,101            2,502,349      1,845,331           1,354,402
                         ----------           ----------     ----------          ----------

                         $9,287,177           $7,061,013     $4,554,762          $3,451,003
                         ==========           ==========     ==========          ==========

24. SUBSEQUENT EVENTS

The company evaluated all events or transactions that occurred after June 30, 2010 and has determined that, other than the matter described below, there are no material recognizable subsequent events nor transactions which would require recognition or disclosure in the consolidated financial statements other than noted therein.

To attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants and to promote the success of the Company's business, the Company unanimously adopted the 2010 Stock Option Plan on July 6, 2010.

Under the 2010 Stock Option Plan, the maximum aggregate number of shares which may be issued pursuant to Incentive Share Options is 560,000 shares. Each option shall be designated in an Option Agreement. The option shall be designated as either an Incentive Share Option or a Non-Qualified Share Option. The term of each option shall be the term stated in the Option Agreement, provided, however, that the term of an Incentive Share Option shall be no more than three years from the date of grant thereof.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

THIS QUARTERLY REPORT ON FORM 10-Q CONTAINS BOTH HISTORICAL AND "FORWARD-LOOKING STATEMENTS" WITHIN THE MEANING OF SECTION 27A OF THE SECURITIES ACT OF 1933, AS AMENDED, AND SECTION 21E OF THE SECURITIES EXCHANGE ACT OF 1934, AS AMENDED. FORWARD-LOOKING STATEMENTS, WRITTEN, ORAL OR OTHERWISE MADE, REPRESENT THE COMPANY'S EXPECTATION OR BELIEF CONCERNING FUTURE EVENTS. ALL STATEMENTS, OTHER THAN STATEMENTS OF HISTORICAL FACT, ARE OR MAY BE FORWARD-LOOKING STATEMENTS. FOR EXAMPLE, STATEMENTS CONCERNING PROJECTIONS, PREDICTIONS, EXPECTATIONS, ESTIMATES OR FORECASTS, AND STATEMENTS THAT DESCRIBE OUR OBJECTIVES, FUTURE PERFORMANCE, PLANS OR GOALS ARE, OR MAY BE, FORWARD-LOOKING STATEMENTS. THESE FORWARD-LOOKING STATEMENTS REFLECT MANAGEMENT'S CURRENT EXPECTATIONS CONCERNING FUTURE RESULTS AND EVENTS AND CAN GENERALLY BE IDENTIFIED BY THE USE OF WORDS SUCH AS "MAY," "WILL," "SHOULD," "COULD," "WOULD," "LIKELY," "PREDICT," "POTENTIAL," "CONTINUE," "FUTURE," "ESTIMATE," "BELIEVE," "EXPECT," "ANTICIPATE," "INTEND," "PLAN," "FORESEE" AND OTHER SIMILAR WORDS OR PHRASES, AS WELL AS STATEMENTS IN THE FUTURE TENSE.

FORWARD-LOOKING STATEMENTS INVOLVE KNOWN AND UNKNOWN RISKS, UNCERTAINTIES, ASSUMPTIONS, AND OTHER IMPORTANT FACTORS THAT MAY CAUSE OUR ACTUAL RESULTS, PERFORMANCE OR ACHIEVEMENTS TO BE DIFFERENT FROM ANY FUTURE RESULTS, PERFORMANCE AND ACHIEVEMENTS EXPRESSED OR IMPLIED BY THESE STATEMENTS. THE FOLLOWING DISCUSSION AND ANALYSIS SHOULD BE READ IN CONJUNCTION WITH OUR CONSOLIDATED FINANCIAL STATEMENTS AND THE RELATED NOTES THERETO AND OTHER FINANCIAL INFORMATION CONTAINED ELSEWHERE IN THIS FORM 10-Q. READERS ARE CAUTIONED NOT TO PLACE UNDUE RELIANCE ON THESE FORWARD-LOOKING STATEMENTS, WHICH REFLECT MANAGEMENT'S OPINIONS ONLY AS OF THE DATE HEREOF. WE UNDERTAKE NO OBLIGATION TO REVISE OR PUBLICLY RELEASE THE RESULTS OF ANY REVISION TO THESE FORWARD-LOOKING STATEMENTS. READERS SHOULD CAREFULLY REVIEW THE FACTORS DESCRIBED IN THE SECTION ENTITLED "RISK FACTORS" ON FORM 10-K AND OTHER DOCUMENTS WE FILE FROM TIME TO TIME WITH THE SECURITIES AND EXCHANGE COMMISSION (`SEC').

OVERVIEW

OUR BUSINESS

We design, develop, manufacture and distribute sports and casual footwear in China and South America through our indirectly owned Chinese subsidiaries. All of our products are sold under the brand " Chinese characters" ( "Baopiao" in English). We sell our products to consumers in the People's Republic of China (for purpose of this Form 10-Q, excludes Hong Kong Special Administration Region, Macau Special Administration Region and Taiwan), or so-called "domestic market" and South America. In the domestic market, we sell our products substantially on a wholesale basis to our distributors who are responsible for distribution to retail outlets. Through our distributors, our sales network covers 24 provinces and administrative regions in various modes, including retail outlets, counters in department stores and shopping malls, and wall racks in large supermarkets. Our products, including our branded products and ODM (Outsourced Design Manufacture?) products, are sold in the South America through our distributors.

OUR HISTORY AND CORPORATE STRUCTURE

We are a Delaware corporation that was incorporated on October 9, 2007. We are headquartered in Fujian Province, China. On November 11, 2009, we completed a reverse acquisition transaction ("Reverse Merger") with Peakway Worldwide Limited ("Peakway"), a company incorporated under the laws of the British Virgin Islands pursuant to the terms of a Share Exchange Agreement dated as of November 5, 2009 ("Share Exchange Agreement"). Alberta Holdings Limited is a Hong Kong company incorporated on November 4, 2006 and was acquired by Peakway on November 1, 2007. Alberta presently has two wholly-owned subsidiaries: Fujian Jinjiang Pacific Shoes Co., Limited and Fujian Baopiao Light Industry Co., Limited.

Fujian Jinjiang Pacific Shoes Co., Limited. ("Pacific Shoes") was established as a sino-foreign equity joint venture entity in the PRC on April 9, 1993. On January 12, 2009, Alberta acquired 100% equity interest in Pacific Shoes. Currently, all of our revenues have been generated from Pacific Shoes.

Fujian Baopiao Light Industry Co., Limited. ("Baopiao Shoes") was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006. On February 26, 2009, Alberta acquired 100% equity interest in Baopiao Shoes. As of the date of this report, Baopiao Shoes is still in its development stage and has not yet generated any revenue.

BRAND PROMOTION AND MARKETING

We aim to build our distinctive brand image in the casual footwear market through celebrity endorsement and events sponsorship.

In the first and second quarter of 2010, we launched new products under the "Free Travel" series in the domestic market. Our "Free Travel" series mainly consists of canvas shoes and sneakers. We believe with the addition of the "Free Travel" series we have a better product structure that will help us to tackle the changing domestic market. In May 2010, we held a three-day Autumn and Winter New Products Show. Distributors from more than 20 provinces attended the show and some of them placed orders with us at the show.

As part of our online marketing and distribution strategy, we improved our online shopping portal and registered Bepure official online store with Taobao, a leading Internet destination for shopping, socializing and information sharing in China.

TRADEMARK

We have two trademarks registered in four classes and eight pending trademark applications in China.

WHOLESALE DISTRIBUTION NETWORK

In the domestic market, through our distributors, our sales network covers 24 provinces and administrative region in various modes, such as retail outlets, counters in department stores and shopping malls, and wall racks in large supermarkets. In South America, we sell our products, including our branded products and ODM (original design manufacturer) products, on a whole-sale basis through a Taiwanese distributor.

SALES NETWORK IN THE DOMESTIC MARKET

In the domestic market, we adopted the sales mode of "four-prong sales", which is a combination of four retail approaches, including distributor-operated stores, retailer-operated stores, franchise stores and online stores. In distributor-operated stores, distributors sell our product exclusively. In the retailer operated stores, distributor appointed retailers sell our products exclusively in such stores. We have certain control over these distributor appointed retailers because when we enter into distribution agreements with distributors, we have the right to approve or reject the distributor's request to appoint certain retailers. The franchise stores refer to stores operated by our franchisee pursuant to franchise agreements with us. In the second quarter of 2010, we extended our coverage and control of sales terminals by approving the addition of retail outlets in major cities.

We continue to make efforts to attract distributors and expand our sales network throughout the provinces and regions in China where we currently do not have distribution. We will also continue to promote the online sales and enhance the Internet marketing in cooperation with selected Internet websites operators.

RESEARCH AND DEVELOPMENT

We consistently strive to develop attractive footwear products in response to the demand of our target consumer and the ever-changing fashion trends. We increased our investment in research and development by recruiting more skilled talents to utilize new craftsmanship, new technologies and new materials.

SUMMARY OF CRITICAL ACCOUNTING POLICIES

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

PROPERTY, PLANT AND EQUIPMENT

Property, plant and equipment are stated at cost less accumulated depreciation. Cost represents the purchase price of the asset and other costs incurred to bring the asset into its existing use.

Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives are as follows :-

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forward and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND SIX MONTHS ENDED JUNE 30, 2010 AND JUNE 30,2009

The following table summarizes our operating results and key financial ratios for the six months ended June 30, 2010 and June 30, 2009, respectively:

                                          Six months ended June 30,               Comparison
                                        ----------------------------      --------------------------
                                           2010             2009            Amount             %
                                        ----------       ----------       ----------      ----------
Sales revenue                           9,287,177         7,061,013       2,226,164         31.53%
Cost of sales                           6,212,044         4,655,467       1,556,577         33.44%
Gross profit                            3,075,133         2,405,546         669,587         27.84%
Gross profit margin                         33.11%            34.07%
Total operating expenses                  725,469           567,437         158,032         27.85%
Income from operations                  2,349,664         1,838,109         511,555         27.83%
Other expense                              22,934             1,930          21,004       1088.29%
Finance costs                             122,576            56,519          66,057        116.88%
Income before income taxes              2,204,154         1,779,660         424,494         23.85%
Income taxes                              581,268           482,334          98,934         20.51%
Net income                              1,622,886         1,297,326         325,560         25.09%

The following table summarizes our operating results and key financial ratios for three months ended June 30, 2010 and June 30, 2009, respectively:

                                         Three months ended June 30,               Comparison
                                        ----------------------------      --------------------------
                                           2010             2009            Amount             %
                                        ----------       ----------       ----------      ----------
Sales revenue                           4,554,762        3,451,003        1,103,759         31.98%
Cost of sales                           3,162,378        2,151,013        1,011,365         47.02%
Gross profit                            1,392,384        1,299,990           92,394          7.11%
Gross profit margin                         30.57%           37.67%
Total operating expenses                  331,480          322,563            8,917          2.76%
Income from operations                  1,060,904          977,427           83,477          8.54%
Other income                                 3783            6,608           (2,825)       (42.75)%
Finance costs                              61,339           32,320           29,019         89.79%
Income before income taxes              1,003,348          951,715           51,633          5.43%
Income taxes                              266,443          252,776           13,667          5.41%
Net income                                736,905          698,939           37,966          5.43%

This table below illustrates our key operating results and financial indicators for the six months ended June 30, 2010 and June 30, 2009, respectively:

                                          Six months ended June 30,               Comparison
                                        ----------------------------      --------------------------
                                           2010             2009            Amount             %
                                        ----------       ----------       ----------      ----------
MAIN OPERATING RESULTS
Sale revenues                           9,287,177        7,061,013        2,226,164         31.53%
Gross profit                            3,075,133        2,405,546          669,587         27.84%
Income from operations                  2,349,664        1,838,109          511,555         27.83%
Net income                              1,622,886        1,297,326          325,560         25.09%

MAIN FINANCIAL RATIOS
PROFITABILITY RATIO
Gross profit margin                         33.11%           34.07%                         (0.96)%
Operating profit margin                     25.30%           26.03%                         (0.73)%
Net profit margin                           17.47%           18.37%                         (0.90)%
Ratio of general administrative
 expenses to revenues                        6.26%            6.36%                         (0.10)%
Ratio of sales and marketing
 expenses to revenue                         1.56%            1.68%                         (0.12)%

ASSET-EFFICIENCY RATIO
Average inventory turnover days                 25               26
Turnover days of accounts receivable           148              168
Turnover days of accounts payable               81               61

REVENUES

For the six months ended June 30, 2010, our revenues were $9,287,177, representing an increase of $2,226,164 or 31.53%, compared to $7,061,013 for the same period in 2009. The increase is mainly attributable to the increased consumer demand. In the first half of 2010, we improved sales strategy to make up for the reduced sales revenue incurred in the first halves of the past few years. We launched new products under the "Free Travel" series in the first half of this year, which resulted in a significant increase of our revenues.

For the three months ended June 30, 2010, our sales revenue was $4,554,762, representing an increase of $1,103,759 or 31.98%, compared to $3,451,003 in the same period of 2009. This is mainly due to the continued launch of new products in the "Free Travel" series in this quarter.

GEOGRAPHIC SEGMENTS OF REVENUES IN THE SIX MONTHS ENDED JUNE 30,2010 AND 2009:

                                    Six months ended            Six months ended
                                     June 30, 2010               June 30, 2009           Comparison
                                ------------------------     ---------------------       ----------
                                    $               %            $             %             %
Foreign markets                 3,298,101         35.51%     2,502,349      35.44%         31.80%
PRC market                      5,989,076         64.49%     4,558,664      64.56%         31.38%
The eastern section (1)         1,194,515         12.86%       699,143       9.90%         70.85%
The northern section (2)        2,804,856         30.20%     2,281,581      32.31%         22.93%
The southern section (3)        1,989,705         21.42%     1,577,940      22.35%         26.10%
Total revenues                  9,287,177        100.00%     7,061,013     100.00%         31.53%

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

For the six months ended June 30, 2010, $3,298,101 of our sales revenues were generated from the foreign markets, representing an increase of 31.80% compared to $2,502,349 for the same period in 2009.

For the six months ended June 30, 2010, the eastern section in the Chinese domestic market contributed $1,195,515 to our sales revenue, representing an increase of 70.85%, compared to $699,143 in the same period of 2009. The northern section generated sales revenues of $2,804,856, representing an increase of 22.93%, compared to $2,281,581 for the same period in 2009. The southern section achieved sales revenues of $1,989,705, representing an increase of 26.10%, compared to $1,577,940 for the same period in 2009.

We witnessed an increase in sales revenues in the foreign markets in the first half of 2010, which is due to the competitive pricing of our products compared with other similar competitor's products. In addition, the sale of more diversified products we sold in the foreign markets also led to the increase in sales revenues during the first half of 2010. This increase in sales revenue reflects improvement of our brand awareness and a bigger market share as well as what management believes is the great potential of our products in the foreign markets.

For  the   domestic   market,   revenues  in  the  eastern   section   increased
significantly, due to the larger investments made by the distributors in Zhejiang and Jiangsu in the second quarter of 2010.

The sales in the southern section also increased, mainly because we switched to a new distributor. The new distributor, who is more competent than the former one, has broader sales channels and implemented effective promotional activities

The sales revenue remains stable in the northern section. The distributors in this section will continue to get access to more retail opportunities in order to improve business results in the subsequent quarters.

GEOGRAPHIC SEGMENTS OF REVENUES IN THE THREE MONTHS ENDED JUNE 30, 2010 & 2009:

                                  Three months ended          Three months ended
                                     June 30, 2010               June 30, 2009           Comparison
                                ------------------------     ---------------------       ----------
                                    $               %            $             %             %
Foreign markets                1,845,331          40.51%     1,354,402       39.25%        36.25%
PRC market                     2,709,431          59.49%     2,096,601       60.75%        29.23%
The eastern section (1)          623,234          13.68%       226,465        6.56%       175.20%
The northern section (2)       1,099,599          24.14%     1,031,098       29.88%         6.64%
The southern section (3)         986,598          21.66%       839,038       24.31%        17.59%
Total revenues                 4,554,762         100.00%     3,451,003      100.00%        31.98%

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

For the three months ended June 30, 2010, $1,845,311 of our sales revenues were generated from the foreign markets, representing an increase of 36.25% compared to $1,354,402 for the same period in 2009.

For the three months ended June 30, 2010, the eastern section generated sales revenues of $623,234, representing an increase of 175.20%, compared to $226,465 for the same period in 2009. The northern section achieved sales revenues of $1,099,599, representing an increase of 6.64%, compared to $1,031,098 for the same period in 2009. The southern section achieved sales revenues of $986,598, representing an increase of 17.59%, compared to $839,038 for the same period in 2009.

The foreign sales revenue increased in the second quarter of 2010, as we launched more products types into the international market which are normally for domestic sales. Consequently, the growth margin of the second quarter increased when compared with that of the first quarter.

In the second  quarter of 2010,  the  increase  of the sales  revenue in eastern section is mainly due to the larger investments conducted by the distributors in Zhejiang and Jiangsu provinces.

In the second quarter of 2010, the sales in the southern section also increased, mainly because we switched to a new distributor. The new distributor, who the management believes is more competent than the former one, has broader sales channels and has implemented effective promotional activities.

GROSS PROFIT

GROSS PROFIT AND GROSS PROFIT MARGIN FOR THE SIX MONTH ENDED JUNE 30, 2010 AND 2009

                                          Six months ended June 30,               Comparison
                                        ----------------------------      --------------------------
                                           2010             2009            Amount             %
                                        ----------       ----------       ----------      ----------
Sales revenue                           9,287,177          7,061,013      $2,226,164         31.53%
Cost of sales                           6,212,044          4,655,467       1,556,577         33.44%
Gross profit                            3,075,133          2,405,546        $669,587         27.84%
Gross profit margin                         33.11%             34.07%

For the six months ended June 30, 2010, our gross profit was $3,075,133, representing an increase of $669,587 or 27.84%, compared to $2,405,546 for the same period of 2009.

For the six months ended June 30, 2010, our gross profit margin was 33.11%, representing a slight decrease compared with 34.07% in the same period of 2009. Such decrease is mainly due to the decrease in gross margin in the second quarter of this year which partially related to the increase of employee salaries. To overcome the difficulty in indentifying and recruiting additional workers in the second quarter, especially after the Chinese New Year, we had to increase workers' salaries by 20% to attract more qualified workers.

GROSS PROFIT AND GROSS PROFIT MARGIN FOR THE THREE MONTH ENDED JUNE 30, 2010 AND 2009:

                                         Three months ended June 30,             Comparison
                                        ----------------------------      --------------------------
                                           2010             2009            Amount             %
                                        ----------       ----------       ----------      ----------
Sales revenue                            4,554,762        3,451,003       1,103,759         31.98%
Cost of sales                            3,162,378        2,151,013       1,011,365         47.02%
Gross profit                             1,392,384        1,299,990          92,394          7.11%
Gross profit margin                          30.57%           37.67%

For the three months ended June 30, 2010, our gross profit was $1,392,384, representing an increase of $92,394 or 7.11%, compared to $1,299,990 for the same period of 2009.

For the three months ended June 30, 2010, our gross profit margin was 30.57%, representing a decrease of 7.1% as compared to the 37.67% in the same period of 2009. The decrease was mainly resulted from increased labor costs and raw material costs after the Chinese New Year.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended June 30, 2010, our selling expenses were $144,424, representing an increase of $25,949 or 21.90%, compared to $118,475 for the same period in 2009. The increase was mainly attributable to the following reasons:
To further implementing the four-prong sales mode, we provided larger subsidies to distributors to subsidize the store rental payment. As a result of the new sales strategies, we spent more money on promotion and advertising. For the six months ended June 30, 2010, the administrative expenses were $581,045, representing an increase of 29.42% compared to $448,962 of the same period in 2009. The increase was mainly because of the following reasons:

     1) The research and development expenses increased due to the improvement of the four "Travel Series" products.

     2)   The salaries to our executive officers increased by 10%.

FINANCE COST

For the six months ended June 30, 2010, the finance cost was $122,576, representing an increase of $66,057 or116.88% comparing to $56,519 for the same period in 2009. The increase primarily relates to the huge increase in bank loans which were applied to the retail consolidated construction..

NET PROFIT

For the six months ended June 30, 2010, the net profit was $1,622,886, representing an increase of $325,560 or 25.09% compared to $1,297,326 for the same period in 2009, primarily as a result of the growth in revenues.

NET PROFIT MARGIN

For the six months ended June 30, 2010, the net profit margin is 17.47%, representing a decrease of 0.90% compared to 18.37% for the same period in 2009. Although we attained a stable increase in sales revenue, and adjusted the ex-factory price of the new products to a higher level, the net profit incurred a minor decrease due to a decrease in our gross profit in the second quarter.

In the second half of 2010, we managed to lower the operating expenses by implementing stricter control. We intend to decrease the cost of production mainly through the lower use of shared materials and decreased amortization of production expenditure.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2010, our total assets were $29,995,247. Total assets consist of current assets of $17,048,627, cash and cash equivalents of $4,818,287, accounts receivable of $7,989,865, inventories of $1,044,967, other accounts receivable and advance payments of $3,195,508, property, plant and equipment of $6,865,370, intangible assets of $187,998 and land use rights of $5,893,252.

As of June 30, 2010, total liabilities were $15,630,120. Total liabilities are composed of accounts payable of $2,087,406, short-term loans of $4,156,508, tax payable of $ 1,893,572, amount due to a director of $1,893,572 and other accounts payable and related provision of $5,673,642. As of June 30, 2010, stockholders' equity was $14,365,127. As of June 30, 2010, the gearing ratio is 52.11%.

We offer what we believe to be reasonable credit limits to our customers at credit terms of 180 days to maintain control of account receivables. The average turnover was 148 days for our accounts receivable in the first half of 2010, while the average turnover was 168 days for our accounts receivable in the same period of 2009.

During the six months ended on June 30, 2010, the average turnover was 25 days for our inventories while it was 26 days for the same period of 2009.

Our cash and bank deposits are denominated in RMB, while the revenue, expense, assets and liabilities are denominated in RMB and US dollars. The PRC currency is exchanged to US dollars at a floating rate. It did not have any substantial impact on our financial condition because we own very few assets dominated in US dollars.

As of June 30, 2010, our cash and cash equivalents were $4,818,287 representing an increase of $493,111, compared to $4,325,176 for the same period of 2009.

As of June 30, 2010, net cash used in operating activities was $1,526,185. Net cash used in investing activities was $463,674. Such cash was mainly used in the construction of the new production facility.

As of June 30, 2010, net cash provided by financing activities was $2,476,089.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended ( the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives, and management necessarily is required to apply its judgment in evaluating the cost-benefit relationship of possible controls and procedures.

As of June 30, 2010, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our chief executive officer and our chief financial officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective at the reasonable assurance level to ensure that information required to be disclosed in our reports under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended June 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

                           PART II. OTHER INFORMATION

ITEM 1. LEGAL PROCEEDINGS

We know of no pending legal proceedings to which we are a party which are material or potentially material, either individually or in the aggregate. We are from time to time, during the normal course of our business operations, subject to various litigation claims and legal disputes. We do not believe that the ultimate disposition of any of these matters will have a material adverse effect on our financial position, results of operations or liquidity.

ITEM 1A. RISK FACTORS

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

None.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. (REMOVED AND RESERVED).


ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.                             Description
-----------                             -----------

31.1 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

31.2 Certifications pursuant to Rule 13a-14(a) or 15d-14(a) under the Securities Exchange Act of 1934, as amended, as adopted pursuant to
           Section 302 of the Sarbanes-Oxley Act of 2002.

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

August 16, 2010

                                By: /s/ Haiting Li
                                    --------------------------------------------
                                    Haiting Li
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Zhong Zhao
                                    --------------------------------------------
                                    Zhong Zhao
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)