Form 10-Q
period 2010-09-30
Pacific Bepure Industry Inc
filed 2010-11-15
CIK 1429426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2010

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

           For the transition period from ____________ to ____________

                       Commission file number: 333-150385


                          PACIFIC BEPURE INDUSTRY INC.
             (Exact name of registrant as specified in its charter)

         Delaware                     333-150385                  26-1272059
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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 15, 2010, 15,000,000 shares of the Company's common stock, $0.0001 par value, were issued and outstanding.

                          Pacific Bepure Industry Inc.
                                Table of Contents

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Condensed Consolidated Balance Sheets as of September 30, 2010
         (unaudited) and December 31, 2009                                     3

         Condensed Consolidated  Statements of Income and Comprehensive
         Income for the three and nine months ended September 30, 2010
         and 2009 (unaudited)                                                  4

         Condensed Consolidated Statements of Cash Flows for the nine months
         ended September 30, 2010 and 2009 (unaudited)                         5

         Condensed Consolidated Statement of Stockholders' Equity              7

         Notes to Condensed Consolidated Financial Statements (unaudited)      8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           33

Item 4T. Controls and Procedures                                              33

Part II  OTHER INFORMATION

Item 1   Legal Proceedings                                                    33

Item 1A  Risk Factors                                                         33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          33

Item 3.  Defaults upon Senior Securities                                      33

Item 4.  Removed or reserved                                                  33

Item 5.  Other Information                                                    34

Item 6.  Exhibits                                                             34

Signatures                                                                    35

Pacific Bepure Industry Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2010 and December 31, 2009
(Stated in US Dollars)


                                                                    As of                 As of
                                                                 September 30,         December 31,
                                                                     2010                  2009
                                                                 ------------          ------------
                                                                  (Unaudited)            (Audited)
ASSETS

CURRENT ASSETS

  Cash and cash equivalents                                      $  5,266,419          $  4,325,176
  Trade and bills receivables                                      10,077,149             7,274,214
  Prepayments and other receivables - Note 5                          374,889                69,618
  Advances to customers and distributors - Note 6                   2,985,921             2,934,000
  Inventories - Note 7                                              1,468,297               698,135
                                                                 ------------          ------------
      Total current assets                                         20,172,675            15,301,143

Properties, plant and equipment, net - Note 8                       7,137,342             6,407,851
Land use rights - Note 9                                            5,958,272             5,949,593
Intangible asset - Note 10                                            177,662               214,182
                                                                 ------------          ------------

      TOTAL ASSETS                                               $ 33,445,951          $ 27,872,769
                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current liabilities
    Trade and bills payables                                     $  1,896,444          $  3,477,541
    Other payables and accrued expenses - Note 11                   5,342,977             6,201,508
    Loans payable - Note 12                                         4,672,967             1,467,000
    Dividend payable                                                       --             2,019,252
    Amount due to a director - Note 13                              2,050,566                    --
    Income tax payable                                              2,311,332             1,986,162
                                                                 ------------          ------------
      Total current liabilities                                    16,274,286            15,151,463

      TOTAL LIABILITIES                                            16,274,286            15,151,463
                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES - Note 14

STOCKHOLDERS' EQUITY
  Common stock: par value of $0.0001 per share
   Authorized 75,000,000 shares; issued and outstanding
   15,000,000 shares in 2010 and 2009 - Note 20                         1,500                 1,500
  Additional paid-in capital                                        3,124,213             3,124,213
  Statutory reserve - Note 21                                         309,688               309,688
  Accumulated other comprehensive income                            1,639,741             1,341,306
  Retained earnings                                                12,096,523             7,944,599
                                                                 ------------          ------------
      TOTAL STOCKHOLDERS' EQUITY                                   17,171,665            12,721,306
                                                                 ------------          ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $ 33,445,951          $ 27,872,769
                                                                 ============          ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Income and Comprehensive Income For the three and nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

                                                       Nine months ended                 Three months ended
                                                         September 30,                      September 30,
                                                ------------------------------      -----------------------------
                                                    2010              2009              2010             2009
                                                ------------      ------------      ------------     ------------
                                                 (Unaudited)       (Unaudited)       (Unaudited)      (Unaudited)
Sales revenue                                   $ 20,157,801      $ 15,196,896      $ 10,870,624     $  8,135,883
Cost of sales                                     13,340,291         9,880,369         7,128,247        5,224,902
                                                ------------      ------------      ------------     ------------

Gross profit                                       6,817,510         5,316,527         3,742,377        2,910,981
                                                ------------      ------------      ------------     ------------
Operating expenses
  Administrative expenses                            828,225           633,005           247,180          184,043
  Selling expenses                                   190,424           173,578            46,000           55,103
                                                ------------      ------------      ------------     ------------
                                                   1,018,649           806,583           293,180          239,146
                                                ------------      ------------      ------------     ------------

Income from operations                             5,798,861         4,509,944         3,449,197        2,671,835
  Other (expense)/income                             (12,315)           (3,812)           10,619           (1,882)
  Finance costs - Note 15                           (194,678)          (88,245)          (72,102)         (31,726)
                                                ------------      ------------      ------------     ------------

Income before income taxes                         5,591,868         4,417,887         3,387,714        2,638,227
Income taxes - Note 16                            (1,439,944)       (1,147,494)         (858,676)        (665,160)
                                                ------------      ------------      ------------     ------------

Net income                                         4,151,924         3,270,393         2,529,038        1,973,067

Other comprehensive income:-
  Foreign currency translation adjustments           298,435            24,956           277,500           10,381
                                                ------------      ------------      ------------     ------------

Total comprehensive income                      $  4,450,359      $  3,295,349      $  2,806,538     $  1,983,448
                                                ============      ============      ============     ============
Earnings per share:
  Basic and diluted - Note 17                   $      0.277      $      0.311      $      0.169     $      0.188
                                                ============      ============      ============     ============
Weighted average number of shares outstanding:
  Basic and diluted                               15,000,000        10,500,000        15,000,000       10,500,000
                                                ============      ============      ============     ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

                                                                          Nine months ended
                                                                             September 30,
                                                                   ---------------------------------
                                                                      2010                  2009
                                                                   -----------           -----------
                                                                   (Unaudited)           (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $ 4,151,924           $ 3,270,393
  Adjustments to reconcile net income to net cash
   (used in)/provided by operating activities:
     Depreciation                                                      118,685               115,048
     Amortization of an intangible asset and
      land use rights recognised as expenses                            40,376                40,221
  Changes in operating assets and liabilities :-
     Restricted cash                                                        --                74,576
     Trade and bills receivables                                    (2,627,797)           (2,346,352)
     Prepayments and other receivables                                (298,762)              263,279
     Inventories                                                      (744,655)             (158,974)
     Trade and bills payables                                       (1,614,129)            3,098,769
  Other payables and accrued expenses                                 (951,471)           (1,971,861)
     Income tax payable                                                284,989            (1,153,271)
                                                                   -----------           -----------
Net cash flows (used in)/provided by operating activities           (1,640,840)            1,231,828
                                                                   -----------           -----------
CASH FLOWS FROM INVESTING ACTIVITIES
  Advance to a director                                                     --              (699,509)
  Payments to acquire properties, plant and
   equipment and construction in progress                             (629,921)             (706,573)
                                                                   -----------           -----------
Net cash flows used in investing activities                           (629,921)           (1,406,082)
                                                                   -----------           -----------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from new loans                                            4,591,867             2,046,036
  Repayment of loans                                                (1,467,050)           (2,909,432)
  Repayment of amount due to a director                                 (4,360)                   --
                                                                   -----------           -----------
Net cash flows provided by/(used in) financing activities            3,120,457              (863,396)
                                                                   -----------           -----------
Effect of foreign currency translation on cash
  and cash equivalents                                                  91,547                16,419

Net increase/(decrease) in cash and cash equivalents                   941,243            (1,021,231)

Cash and cash equivalents - beginning of period                      4,325,176             3,633,929
                                                                   -----------           -----------

Cash and cash equivalents - end of period                          $ 5,266,419           $ 2,612,698
                                                                   ===========           ===========

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Cash Flows (cont'd)
For the nine months ended September 30, 2010 and 2009
(Stated in US Dollars)

                                                                          Nine months ended
                                                                             September 30,
                                                                   ---------------------------------
                                                                      2010                  2009
                                                                   -----------           -----------
                                                                   (Unaudited)           (Unaudited)
Supplemental disclosures for cash flow information:-

Cash paid for:-
  Interest                                                          $  190,957           $   95,698
  Income taxes                                                      $1,154,955           $2,294,339
                                                                    ==========           ==========
Non-cash financing activities:
  Dividends - Note                                                  $2,019,252           $5,258,473
                                                                    ==========           ==========

Note:-
On January 26, 2009, the Company declared interim dividend amounting to $7,299,590 of which $5,280,338 was settled via a current account with a director in 2009. In 2010, the remaining balance of dividend payable amounting to $2,019,252 was transferred to current account with a director.


              The accompanying notes are an integral part of these
                   condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Stockholders' Equity
(Stated in US Dollars)

                                     Common stock                                 Accumulated
                                  -------------------    Additional   Statutory     other                         Total
                                 Number of                paid-in      reserve   comprehensive   Retained     stockholders'
                                  Shares       Amount     capital     (Note 21)     income       earnings        equity
                                  ------       ------     -------     ---------     ------       --------        ------

Balance, December 31, 2009      15,000,000    $  1,500    $3,124,213   $309,688   $1,341,306    $ 7,944,599   $ 12,721,306

Net income                              --          --            --         --           --      4,151,924      4,151,924

Foreign currency translation
 adjustments                            --          --            --         --      298,435             --        298,435
                                ----------    --------    ----------   --------   ----------    -----------   ------------

Balance, September 30, 2010     15,000,000    $  1,500    $3,124,213   $309,688   $1,639,741    $12,096,523   $ 17,171,665
                                ==========    ========    ==========   ========   ==========    ===========   ============

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

     As a result of the RTO completed on November 11, 2009, the Company acquired 100% of the capital stock of Peakway and consequently, control of the business and operations of Peakway. From and after the closing of the Share Exchange Agreement, the Company's primary operations consist of the business and operations of Peakway, which acts as an investment holding company and currently has three subsidiaries namely, Alberta Holdings Limited ("Alberta"), Fujian Jinjiang Pacific Shoes Company Limited
     ("Pacific Shoes") and Fujian Baopiao Light Industry Company Limited ("Baopiao").

     Peakway was incorporated in the BVI on November 3, 2006 as a limited liability company with authorized share capital of $50,000, dividend into 50,000 common shares of $1 par value each. The issued share capital of Peakway is $1,000, divided into 1,000 common shares of $1 par value each.

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

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and advances to customers and distributors. As of September 30, 2010 and December 31, 2009, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to customers and distributors, the Company extends credit based on evaluations of the customers' and distributors' financial positions. The Company generally does not require collateral for customers and distributors.

     During the reporting period, customers representing 10% or more of the Company's sales are as follows:-

                                            Nine months ended            Three months ended
                                               September 30,                September 30,
                                         ------------------------     -------------------------
                                            2010          2009           2010           2009
                                         ----------    ----------     ----------     ----------
                                         (Unaudited)   (Unaudited)    (Unaudited)    (Unaudited)
     Taiwan Quanyi Xingye Co., Ltd.      $4,620,681    $       --     $1,366,604     $       --
     Jinjiang Import Export Co., Ltd.            --     3,417,582             --      1,070,030
                                         ----------    ----------     ----------     ----------
                                         $4,620,681    $3,417,582     $1,366,604     $1,070,030
                                         ==========    ==========     ==========     ==========

     Details of customers for 10% or more of the Company's trade receivables are:-

                                       As of                As of
                                    September 30,        December 31,
                                        2010                2009
                                     ----------          ----------
                                     (Unaudited)           (Audited)
     Taiwan Quanyi Xingye Co., Ltd.  $1,464,593          $1,009,848
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

                                    As of Septmeber 30, 2010         As of December 31, 2009
                                    ------------------------       -------------------------
                                           (Unaudited)                      (Audited)
                                    Carrying          Fair         Carrying           Fair
                                     amount           value         amount            value
                                     ------           -----         ------            -----
      Collateralized short-term
       bank loans                  $4,672,967      $4,666,512     $1,467,0000      $1,464,258

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

     The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting periods beginning after December 15, 2010. The management is in the process of evaluating the effect of disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements on these financial statements and results of operations and is currently not yet in a position to determine such effects.

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

     In July  2010,  the FASB  issued ASU  2010-20,  "Receivables  (Topic  310):
     Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity's portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The management is in the process of evaluating the impact of adopting this ASU update on the Company's financial statements.

     In October 2010, the FASB issued ASU 2010-26, Accounting for Costs Associated with Acquiring or Renewing Insurance Contracts. The standard is effective for interim and annual reporting periods beginning after December 15, 2011, with earlier adoption permitted. The provisions of the new standard can be applied either prospectively or retrospectively. The standard amends ASC Topic 944, Financial Services--Insurance, and modifies the definition of the types of costs incurred by insurance entities that can be capitalized in the acquisition of new and renewal contracts. The management is in the process of evaluating the impact of adopting this ASU update on the Company's financial statements.

5. PREPAYMENTS AND OTHER RECEIVABLES

                                                  As of                As of
                                               September 30,        December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)
     Prepayments to suppliers                    $264,884            $     --
     Advances to staff                            110,005              69,618
                                                 --------            --------
                                                 $374,889            $ 69,618
                                                 ========            ========

6. ADVANCES TO CUSTOMERS AND DISTRIBUTORS

                                                  As of                As of
                                               September 30,        December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)
     Interest-free loans advanced to
      customers and distributors                 $2,985,921          $2,934,000
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

7. INVENTORIES

                                                  As of                As of
                                               September 30,        December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)
     Raw materials                              $  403,604          $  307,077
     Work-in-progress                              629,876             161,297
     Finished goods                                434,817             229,761
                                                ----------          ----------
                                                $1,468,297          $  698,135
                                                ==========          ==========

8. PROPERTIES, PLANT AND EQUIPMENT

                                                  As of                As of
                                               September 30,        December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)
     Costs:
       Plant and machinery                      $   969,990         $   904,816
       Office equipment                              92,813              71,995
       Buildings                                  1,316,361           1,293,472
       Motor vehicle                                 20,424                  --
                                                -----------         -----------

                                                  2,399,588           2,270,283
     Accumulated depreciation                    (1,205,890)         (1,066,269)
     Construction-in-progress                     5,943,644           5,203,837
                                                -----------         -----------
                                                $ 7,137,342         $ 6,407,851
                                                ===========         ===========

     During the reporting period, depreciation is included in:-

                                                      Nine months ended
                                                         September 30,
                                                -------------------------------
                                                    2010                2009
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)

     Cost of sales and overheads                $    68,799         $    71,060
     Administrative expenses                         49,886              43,988
                                                -----------         -----------
                                                $   118,685         $   115,048
                                                ===========         ===========

     Notes: -

     As of September  30, 2010 and December 31, 2009,  buildings  with  carrying
     value  of  $848,747  and  $868,185  respectively,   were  pledged  for  the
     collateralized bank loans (Note 12a).

     Construction-in-progress consist mainly the new factory and warehouse under construction.

9. LAND USE RIGHTS

                                                  As of                As of
                                               September 30,        December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)

     Cost                                      $ 6,312,746         $ 6,202,975
     Accumulated amortization                     (354,474)           (253,382)
                                               -----------         -----------
                                               $ 5,958,272         $ 5,949,593
                                               ===========         ===========

     The Company obtained the rights from the relevant PRC land bureau for a period of 50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

     As of September 30, 2010 and December 31, 2009, the land use rights with carrying value of $5,958,272 and $48,734 respectively, was pledged for collateralized bank loans (Note 12a).

     During the nine months ended September 30, 2010 and 2009, amortization for the land use rights amounted to $94,932 and $92,682 of which $94,166 and $91,920 have been capitalized in construction-in-progress, respectively.

     The estimated aggregate amortization expenses for the land use rights for the five succeeding years are as follows :-

         Year
         ----
         2010                                                      $ 34,150
         2011                                                       129,082
         2012                                                       129,082
         2013                                                       129,082
         2014                                                       129,082
                                                                   --------
                                                                   $550,478
                                                                   ========

10. INTANGIBLE ASSET

                                                  As of                As of
                                               September 30,        December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)
     Software
       Cost                                      $ 298,592           $ 293,400
       Accumulated amortization                   (120,930)            (79,218)
                                                 ---------           ---------
                                                 $ 177,662           $ 214,182
                                                 =========           =========

     This software represents integrated software in designing footwear and was purchased by Pacific Shoes. Pursuant to the management experience, this software's estimated useful life was 5 years. Since its acquisition, an annual impairment review was performed by management and no impairment was identified.

     During the nine months ended September 30, 2010 and 2009, amortization for intangible asset amounted to $39,610 and $39,459, respectively.

     The estimated aggregate amortization expenses for software for the five succeeding years are as follows:-

         Year
         ----
         2010                                                      $ 16,260
         2011                                                        52,780
         2012                                                        52,780
         2013                                                        52,780
         2014                                                         3,062
                                                                   ---------
                                                                   $177,662
                                                                   =========

11. OTHER PAYABLES AND ACCRUED EXPENSES

                                                  As of                As of
                                               September 30,        December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)

     Value added tax and other tax payable      $3,696,642          $4,417,015
     Staff welfare payables (Note 11a)           1,032,868           1,163,898
     Accrued expenses and other payables           376,492             211,386
     Salaries payable                              236,975             409,209
                                                ----------          ----------

                                                $5,342,977          $6,201,508
                                                ==========          ==========

     Notes:-

     a) Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances, all of which are covered by third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

12. LOANS PAYABLE

                                                  As of                As of
                                               September 30,        December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)
     Collateralized short-term bank loans
      (Note 12a)                                $4,672,967          $1,467,000
                                                ==========          ==========

     Notes:-

     a) The bank loans are denominated in RMB and carried average interest rate as of September 30, 2010 and December 31, 2009 at 6.06% and 6.02% respectively.

          The bank loans were collateralized by the buildings and land use rights with carrying values of $848,747 (Note 8) and $5,958,272 (Note
          9), respectively, and guaranteed by Mr. Li Haiting, the sole director of the Company and a third party.

          During the reporting period, there were no covenant requirements under the banking facilities granted to the Company.

13. AMOUNT DUE TO A DIRECTOR

     The amount is interest-free, unsecured and repayable on demand.

14. COMMITMENTS AND CONTINGENCIES

     a.   Capital commitment

          As of September 30, 2010,  the Company had capital  commitment for its
          payment  of   registered   capital  for  Baopiao  in  the  amounts  of
          HK$33,629,522 (approximately $4,334,845).

     b.   Operating lease commitment

          As of September 30, 2010, the Company had one non-cancelable operating lease for its office. The lease will expire in March 2011 and the expected payment is $7,465.

          The rental expense relating to the operating lease was $11,736 for the nine months ended September 30, 2010.

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

15. FINANCE COSTS

                                           Nine months ended                Three months ended
                                              September 30,                    September 30,
                                      ---------------------------      ---------------------------
                                        2010               2009          2010               2009
                                      --------           --------      --------           --------
                                              (Unaudited)                       (Unaudited)
     Bank loan interest expenses      $190,957           $ 95,698      $ 67,520           $ 32,939
     Interest income                    (3,066)            (7,453)         (661)            (1,213)
     Bank charges                        6,787                 --         5,243                 --
                                      --------           --------      --------           --------
                                      $194,678           $ 88,245      $ 72,102           $ 31,726
                                      ========           ========      ========           ========

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

     HONG KONG

     Alberta was incorporated in Hong Kong and is subject to profits tax rate of 16.5%. It is currently not subject to income taxes because it derived no taxable income during the reporting period.

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

     Baopiao has not started commercial operations and had no reportable profit under China Accounting Regulations since its incorporation on February 15, 2006. Baopiao had not applied for such Tax Holiday to the relevant PRC authority before the New CIT Law became effective on January 1, 2008. However, pursuant to the transitional provisions in the New CIT Law, companies qualified for Tax Holiday must make application prior to January 1, 2008 and the Tax Holiday would be deemed commence on January 1, 2008 regardless of results of operation. Baopiao is therefore not entitled to Tax Holiday.

     The components of the provision for income taxes from continuing operation are:-

                                              Nine months ended               Three months ended
                                                 September 30,                   September 30,
                                         ---------------------------      --------------------------
                                           2010               2009          2010            2009
                                        ----------          ----------    ----------      ----------
                                        (Unaudited)        (Unaudited)   (Unaudited)     (Unaudited)
     Current taxes - PRC                $1,439,944          $1,147,494    $  858,676      $  665,160
     Deferred taxes - PRC                       --                  --            --              --
                                        ----------          ----------    ----------      ----------
                                        $1,439,944          $1,147,494    $  858,676      $  665,160
                                        ==========          ==========    ==========      ==========

     The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:-

                                                 Nine months ended               Three months ended
                                                    September 30,                   September 30,
                                            ---------------------------      --------------------------
                                              2010               2009          2010            2009
                                           ----------          ----------    ----------      ----------
                                           (Unaudited)        (Unaudited)   (Unaudited)     (Unaudited)
     Provision for income taxes at PRC
      statutory income tax rate - 25%      $1,397,967          $1,104,472    $  846,929      $  659,557
     Non-deductible items for tax              41,977              43,022        11,747           5,603
                                           ----------          ----------    ----------      ----------
                                           $1,439,944          $1,147,494    $  858,676      $  665,160
                                           ==========          ==========    ==========      ==========

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

18. RELATED PARTIES TRANSACTIONS

     Apart from the transactions as disclosed in Notes 12(a) and 13 to the financial statements, the Company had no material transactions carried out with related parties during the period.

19. TRADEMARKS

     Pacific  Shoes,  currently  owns two  trademarks,  namely  ("Bepure"),  and
     ("Dilks") which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2008.

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

21. STATUTORY RESERVE

     The Company's statutory reserve comprise of the following:-

                                                  As of                As of
                                               September 30,        December 31,
                                                   2010                2009
                                                 --------            --------
                                                (Unaudited)          (Audited)

     Statutory reserve                           $ 309,688           $ 309,688
                                                 =========           =========

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

     For the nine months ended September 30, 2010 and 2009 respectively, no appropriation to this statutory reserve was made as the reserve reached 50% of the Pacific Shoes' registered capital and Baopiao did not make any profit during the period.

22. DEFINED CONTRIBUTION PLAN

     Pacific Shoes and Baopiao have defined contribution plans for all qualified employees in the PRC. Pacific Shoes and Baopiao and their employees are each required to make contributions to the plans at the rates specified in the plans. The only obligation of Pacific Shoes and Baopiao with respect to retirement schemes are to make the required contributions under the plans. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $86,124 and $17,605 for the nine months ended September 30, 2010 and 2009 respectively.

23. SEGMENT INFORMATION

     The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the Company and, as such, the Company has determined that the Company has one operating segments - footwear, as defined by ASC 280, "Segments Reporting" (previously SFAS No. 131).

     All of the Company's  long-lived assets are located in the PRC.  Geographic
     information  about  the  revenues,   which  are  classified  based  on  the
     customers, is set out as follows:-

                                                 Nine months ended               Three months ended
                                                    September 30,                   September 30,
                                            ---------------------------      --------------------------
                                              2010               2009          2010            2009
                                           ----------          ----------    ----------      ----------
                                           (Unaudited)        (Unaudited)   (Unaudited)     (Unaudited)
     PRC                                   $15,493,515         $11,660,542   $ 9,504,439    $ 7,101,878
     Taiwan                                  4,664,286           3,536,354     1,366,185      1,034,005
                                           -----------         -----------   -----------    -----------
                                           $20,157,801         $15,196,896   $10,870,624    $ 8,135,883
                                           ===========         ===========   ===========    ===========

24. SUBSEQUENT EVENTS

     The company evaluated all events or transactions that occurred after September 30, 2010 through the date the financial statements were issued and has determined that there are no material recognizable subsequent events nor transactions which would require recognition or disclosure in the condensed consolidated financial statements.

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

Forward-looking statements involve known and unknown risks, uncertainties, assumptions, and other important factors that may cause our actual results, performance or achievements to be different from any future results, performance and achievements expressed or implied by these statements. The following discussion and analysis should be read in conjunction with our consolidated financial statements and the related notes thereto and other financial information contained elsewhere in this Form 10-Q. Readers are cautioned not to place undue reliance on these forward-looking statements, which reflect management's opinions only as of the date hereof. We undertake no obligation to revise or publicly release the results of any revision to these forward-looking statements. Readers should carefully review the factors described in the Section entitled "Risk Factors" on Form 10-K and other documents we file from time to time with the Securities and Exchange Commission ("SEC").

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

Fujian Jinjiang Pacific Shoes Co., Limited ("Pacific Shoes") was established as a sino-foreign equity joint venture entity in the PRC on April 9, 1993. On January 12, 2009, Alberta acquired 100% equity interest in Pacific Shoes. Currently, all of our revenues have been generated from Pacific Shoes.

Fujian Baopiao Light Industry Co., Limited ("Baopiao ") was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006. On February 26, 2009, Alberta acquired 100% equity interest in Baopiao. As of the date of this report, Baopiao is still in its development stage and has not yet generated any revenue.

BUSINESS REVIEW

Pacific Bepure Industry Inc. is mainly engaged in professional design, manufacture and distribution of sports and casual footwear. We target at both female and male customers. Yet, our products are mainly available for fashionable young ladies as our Baopaio (or "Bepure") label is becoming more and more recognized among Chinese women footwear consumers. For the nine months ended September 30, 2010, the Company's sales revenues increased 32.64% to $20,157,801compared with $15,196,896 in the same period of 2009. The growth is mainly attributable to the increasing demand for the fashionable and casual footwear products in China, with the popularity and awareness among Chinese consumers towards health and fashion.

PRC economy appears to maintain stable growth under the Economy Stimulus Plan implemented by the PRC government. In first half of 2010, the urban per capita disposable income increased by 10.2% to RMB 9,757. In order to mitigate the domestic effects of the global recession which in the PRC resulted in decreased orders from the US and European customers, the PRC government focuses on stimulating domestic consumer demand. As a result, the sales of consumer goods increased by 18.2%, 23.8% of which increase is attributable to garment and related sales.

In light of the foregoing, the Company implemented its "Travel Times" marketing strategy. The four series products under "Travel Times" include "Free Travel", "Business Travel", "Outdoor Travel" and "Urban Travel". These classifications are based upon the target customer audience the Company intends to reach and capture: (a) "Free Travel" represents a collection of canvas and skateboard shoes, geared toward a younger demographic, e.g. students, etc. with an emphasis on free spirit and adventure; (b) "Business Travel" includes the Company designed shoes that increase height of an individual to boost one's confidence and relieve added physical stress, which, the Company believes, is particularly important in the business environment, (c) "Outdoor Travel" includes shoes that gears to meet demands of a physically active, adventurous customer; and (d) "Urban Travel" includes the Company designed shoes that are intended to meet the fashion and practical needs of female urban professionals.

Early in October of this year, the Company held a seasonal new products fair for spring and summer of 2011. Distributors from more than 22 provinces and cities of PRC attended the fair and some entered into agreement with the Company related to supply of spring and summer products for 2011. The contract amount of such purchase agreements is 30% more than that of the prior year.

BRAND PROMOTION

Under Baopiao's brand strategy, we are aiming at building our fashionable and distinctive brand image in the casual footwear market through celebrity endorsement and activity sponsorship.

This year, we hired the popular singer Ms. Rui Ma to be our new product model. In July of 2010, we organized a professional team in Xiamen to take photos of our fall and winter products in which Ms. Rui Ma acted as the model. Those pictures were applied in series of corresponding promotions, such as commercials, posters, outdoor advertising, products album are being unveiled to the public.

SALES NETWORK

We design, develop, manufacture and distribute sports and casual footwear in China and South America through our indirectly owned Chinese subsidiaries. All of our products are sold under the brand "[Chinese Characters]" ("Baopiao" in English). We sell our products to consumers in the People's Republic of China (for purpose of this Form 10-Q, excludes Hong Kong Special Administration Region, Macau Special Administration Region and Taiwan), or so-called "domestic market" and South America. In the domestic market, we sell our products substantially on a wholesale basis to our distributors who are responsible for distribution to retail outlets. Through our distributors, our sales network covers 24 provinces and administrative regions in various modes, including retail outlets, counters in department stores and shopping malls, and wall racks in large supermarkets. Our products, including our branded products and ODM (Original Design Manufacture) products, are sold in the South America through our distributors.

In the domestic market, we adopted the sales mode of "four-prong sales", which is a combination of four retail approaches, including distributor-operated stores, retailer-operated stores, franchise stores and online stores. In distributor-operated stores, distributors sell our product exclusively. In the retailer operated stores, distributor appointed retailers sell our products exclusively in such stores. We have certain control over these distributor appointed retailers because when we enter into distribution agreements with distributors, we have the right to approve or reject the distributor's request to appoint certain retailers. The franchise stores refer to stores operated by our franchisee pursuant to franchise agreements with us. In the second quarter of 2010, we extended our coverage and control of sales terminals by approving the addition of retail outlets in major cities. As of September 30, 2010, there are 98 retail locations and 1521 counters in shopping malls distributing and selling the products.

We continue to make efforts to attract distributors and expand our sales network through out the provinces and regions in China where we currently do not have distribution. We will also continue to promote the on-line sales and enhance the Internet marketing in cooperation with selected Internet websites operators. As part of our online marketing and distribution strategy, we improved our online shopping portal and registered Bepure official online store with Taobao, a leading Internet destination for shopping, socializing and information sharing in China.

PRODUCT R&D

The Company consistently aims to develop attractive footwear products to satisfy the demand of its target market and to interpret fashion trends. To help accomplish this, the Company has been focused on the R&D and application of new craftsmanship, new materials and new technologies, to streamline the Company's innovative brand concept and international sports fashion. We increased the R&D cost, updated the equipment and introduced additional talents to develop fashionable and practical products. In addition, the Company keeps adding new elements into the product designs to enhance its existing product line and consumer recognition the Baopiao brand, thus constantly striving for the fashion leader position of "Baopiao" in the female sports and casual footwear market.

In order to shape an appropriate, scalable and multiple product structure, the Company has increased the percentage of products for men in total sales and divided products into four series, including the "Free Travel", "Business Travel", "Outdoor Travel" and "Urban Travel" as discussed above.

CHAIN SUPPLY MANAGEMENT

In response to the diverse demands from regional markets, the Company has adopted a flexible marketing strategy- a mix of "overall fair"and "local fair". This strategy has improved the adaptability of our products to different regions. "Overall fair" means every year, the Company holds two fairs for its Baopiao branded footwear, namely, the Autumn-Winter Fair and the Spring-Summer Fair, to match the pace of internal production; the "local fair" relates the extra fairs to be held in target markets such as Jiangsu and Guangdong Provinces.

INFORMATION MANAGEMENT

The Company has set up an information management system which consists of financial management, sales management, supply chain management, production management, decision-making support and database service functions, which contributes significantly to the operation development.

This is an integrated IT system that is able to handle the ever-increasing requirements of business development. The Company will continue to extend the new system to its sales channels, especially retail outlets.

The Enterprise Resource Planning (ERP) System of the Company is expected to be in full operation at the end of 2010. The system will (i) comprehensively record the information of sales and goods allotment which is the base for implementation of sales policies; (ii) provide exact and thorough analysis data for management of production; (iii) assist the management in planning and decision-making by providing access to close domination each department.

CONSTRUCTION OF NEW FACTORY

We have finished the primary construction of the dormitory and workshops of the new factory in Huian County. The new factory is expected to expand the production capacity of the Company by 50% with 4 additional production lines. Presently we are preparing the newly constructed facilities for use, leveling of the roads between the workshops and other matters in order to get the facilities ready for production. It is expected that the production equipment installation of the new factory will be finished at the end of this year

SUMMARY OF CRITICAL ACCOUNTING POLICIES

PRINCIPLES OF CONSOLIDATION

The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

USE OF ESTIMATES

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of financial statements, as well as the reported amounts of revenue and expenses during the reported period. These amounts and estimates include, but are not limited to, the valuation of trade and bills receivables, inventories and estimation on useful lives and residual values of properties, plant and equipment and intangible asset. Actual results could differ from these estimates.

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

Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives are as follows:-

                                                 Estimated
                                                useful lives
                                                ------------
     Plant and machinery                        3 to 8 years
     Office equipment                           3 to 5 years
     Buildings                                  30 years

Maintenance or repairs are charged to expense as incurred. Upon sale or disposal, the applicable amounts of asset cost and accumulated depreciation are removed from the accounts and the net amount less proceeds from disposal is charged or credited to income.

CONSTRUCTION-IN-PROGRESS

Construction-in-progress represents assets under construction and is stated at cost. This includes cost of construction of buildings and other direct costs. Construction-in-progress is not depreciated until such time the relevant assets are completed and put into use.

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

COST OF SALES

Cost of sales consists primarily of material costs, purchasing and receiving costs, inspection costs, wages, employees' compensation, depreciation and related costs, which are directly attributable to the production of products. Write down of inventory to lower of cost or market value is also recorded in cost of sales.

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No. 109 "Accounting for Income Taxes". Under the asset and liability method of SFAS No. 109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carried forward and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

RESULTS OF OPERATIONS FOR THE THREE MONTHS AND NINE MONTHS ENDED SEPTEMBER 30, 2010 AND SEPTEMBER 30, 2009

The following table  summarizes our operating  results and key financial  ratios
for  the  nine  months  ended   September  30,  2010  and  September  30,  2009,
respectively:

                                Nine months ended September 30,             Comparison
                               -------------------------------      -------------------------
                                  2010                 2009           Amount           %
                               ----------           ----------      ----------     ----------
Sales revenue                  20,157,801           15,196,896      $4,960,905        32.64%
Cost of sales                  13,340,291            9,880,369       3,459,922        35.02%
Gross profit                    6,817,510            5,316,527       1,500,983        28.23%
Gross profit margin                 33.82%               34.98%
Total operating expenses        1,018,649              806,583         212,066        26.29%
Income from operations          5,798,861            4,509,944       1,288,917        28.58%
Other expense                      12,315                3,812           8,503       223.06%
Finance costs                     194,678               88,245         106,433       120.61%
Income before income taxes      5,591,868            4,417,887       1,173,981        26.57%
Income taxes                    1,439,944            1,147,494         292,450        25.49%
Net income                      4,151,924            3,270,393         881,531        26.95%

The following table summarizes our operating results and key financial ratios for three months ended September 30, 2010 and September 30, 2009, respectively:

                                            Three months ended September 30,             Comparison
                                           -------------------------------      -------------------------
                                              2010                 2009           Amount           %
                                           ----------           ----------      ----------     ----------
Sales revenue                              10,870,624            8,135,883      $2,734,741        33.61%
Cost of sales                               7,128,247            5,224,902       1,903,345        36.43%
Gross profit                                3,742,377            2,910,981         831,396        28.56%
Gross profit margin                             34.43%               35.78%
Total operating expenses                      293,180              239,146          54,034        22.59%
Income from operations                      3,449,197            2,671,835         777,362        29.09%
Other (income)/expense                       (710,619)               1,882          12,501       664.24%
Finance costs                                  72,102               31,726          40,376       127.26%
Income before income taxes                  3,387,714            2,638,227         749,487        28.41%
Income taxes                                  858,676              665,160         193,516        29.09%
Net income                                  2,529,038            1,973,067         555,971        28.18%

This table below illustrates our key operating results and financial  indicators
for  the  nine  months  ended   September  30,  2010  and  September  30,  2009,
respectively:

                                              Nine months ended September 30,             Comparison
                                             -------------------------------      -------------------------
                                                2010                 2009           Amount           %
                                             ----------           ----------      ----------     ----------
Sale revenue                               20,157,801           15,196,896       4,960,905         32.64%
Gross profit                                6,817,510            5,316,527       1,500,983         28.23%
Income from operations                      5,798,861            4,509,944       1,288,917         28.58%
Net income                                  4,151,924            3,270,393         881,531         26.95%
Gross profit margin                             33.82%               34.98%                        -1.16%
Operating profit margin                         28.77%               29.68%                        -0.91%
Net profit margin                               20.60%               21.52%                        -0.92%
Ratio of administrative expenses
 to revenue                                      4.11%                4.17%                         0.06%
Ratio of selling expenses to revenue             0.94%                1.14%                        -0.20%
Average inventory turnover days                    22                   19
Turnover days of trade receivable                 116                  129
Turnover days of trade payable                     54                   74

REVENUE

For the nine months ended September 30, 2010, our revenues were $20,157,801, which represented an increase of $4,960,905 or 32.64%, as compared with $15,196,896 for the same period in 2009. We attribute this increase mainly to
(i) the increased health consciousness and, consequently, higher demand by and among Chinese customers (ii) our launch of several new products of the "Free Travel" series during the first six months of this year, which were specifically designed to appeal to the fashion conscious younger consumer demographic; and
(iii) our promotion of the products that provide additional heat insulation attracted additional customers and translated in additional sales; (iv) our efforts to market and hold product shows in Fujian, Zhejiang and Jiangsu provinces where our sales have been historically low; and (v) our efforts to place our products into more supermarkets through our new distributors in Fujian, Zhejiang and Jiangsu provinces.

For the three months ended September 30, 2010, our sales revenue was $10,870,624, representing an increase of $2,734,741 or 33.61%, compared to $8,135,883 in the same period of 2009. This is mainly attributable to the marketing strategies enacted to implemented in Fujian, Zhejiang and Jiangsu provinces as described above..

GEOGRAPHIC SEGMENTS OF REVENUES IN THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

                                Nine months ended        Nine months ended
                                September 30, 2010       September 30, 2009           Comparison
                             ----------------------    ---------------------      --------------------
                                  $            %           $            %             $           %
                             ----------     -------    ----------    -------      ---------     ------
Foreign markets               4,664,286      23.14%     3,536,354     23.27%      1,127,932     31.90%
PRC market                   15,493,515      76.86%    11,660,542     76.73%      3,832,973     32.87%
The eastern section (1)       3,256,802      16.16%     2,035,793     13.40%      1,221,009     59.98%
The northern section (2)      6,824,214      33.85%     5,308,971     34.93%      1,515,242     28.54%
The southern section (3)      5,412,499      26.85%     4,315,778     28.40%      1,096,721     25.41%
Total revenues               20,157,801     100.00%    15,196,896    100.00%      4,960,904     32.64%

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

For the nine months ended September 30, 2010, $4,664,286 of our sales revenue were generated from the foreign (non PRC) markets, representing an increase of 31.90% when compared to $3,536,354 from the same period in 2009.

For the nine months ended September 30, 2010, the domestic eastern market contributed $3,256,802 to the Company's sales revenue, representing an increase of 59.98%, when compared to $2,035,793 earned in the same period of 2009. The northern market generated sales revenue of $6,824,214, representing an increase of 28.54%, when compared to $5,308,971 for the same period in 2009. The southern market achieved sales revenue of $5,412,499, representing an increase of 25.41%, when compared to $4,315,778 for the same period in 2009.

The Company has witnessed an increase in sales revenue in the nine months of this year that was derived from foreign market due to the higher price ratio compared with other branded products of the same level. We believe that this is due to the fact that Baopiao brand enjoys high brand awareness and an increasing market share with development potential in the international markets.

For the domestic market, revenues in eastern section also increased due to the larger investments in the second quarter made by the distributors from Zhejiang and Jiangsu.

The sales in southern section also also increased as the general agent in Guangdong province primarily finished the fundamental construction of sales channels.

The sales in northern section also increased for the first three quarters due to the timeliness of our seasonal products as the winter comes early in southern section. In addition, the improved design and construction of sales facilities (referred to retail outlets, counters in department stores, shopping malls, and wall racks in large supermarkets ) finished in the first and second quarters also made great contributions to the increased sales.

GEOGRAPHIC SEGMENTS OF REVENUE IN THE THREE MONTHS ENDED SEPTEMBER 30, 2010 & 2009:

                                Nine months ended         Nine months ended
                                September 30, 2010        September 30, 2009            Comparison
                             ----------------------     ---------------------       --------------------
                                  $            %            $            %              $           %
                             ----------     -------     ----------    -------       ---------     ------
Foreign markets             1,366,185        12.57%      1,034,005     12.71%        332,180       32.13%
PRC market                  9,504,439        87.43%      7,101,878     87.29%      2,402,561       33.83%
The eastern section (1)     2,062,288        18.97%      1,336,650     16.43%        725,638       54.29%
The northern section (2)    4,019,357        36.97%      3,027,390     37.21%        991,967       32.77%
The southern section (3)    3,422,794        31.49%      2,737,838     33.65%        684,956       25.02%
Total revenues             10,870,624       100.00%      8,135,883     100.00%     2,716,741       33.39%

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

For the three months ended September 30, 2010, $1,366,185 of our sales revenues were generated from the foreign markets, representing an increase of 32.13% compared to $1,034,005 for the same period in 2009.

For the three months ended September 30, 2010, the eastern section generated sales revenue of $2,062,288, representing an increase of 54.29%, compared to $1,336,650 for the same period in 2009. The northern section achieved sales revenue of $4,019,357, representing an increase of 32.77%, compared to $3,027,390 for the same period in 2009. The southern section achieved sales revenue of $3,422,794, representing an increase of 25.02%, compared to $2,737,838 for the same period in 2009. The increase of foreign sales revenue is significantly due to the addtional products launced into foreign market which finally enlarged sales quantities and the shared market.

We have witnessed a significant sales increase in the eastern section as our customrized sales approach proves to be effective. In the third quarter, we specifically held new products shows in Fujian, Zhejiang and Jiangsu provinces where our sales are comparatively lower. In addition, our products entered into more supermarkets through our new distributors.

GROSS PROFIT AND GROSS PROFIT MARGIN FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

                       Nine months ended September 30,             Comparison
                       -------------------------------      -----------------------
                          2010                 2009           Amount            %
                       ----------           ----------      ----------        -----
Sales revenue          20,157,801           15,196,896      $4,960,905        32.64%
Cost of sales          13,340,291            9,880,369       3,459,922        35.02%
Gross profit            6,817,510            5,316,527       1,500,983        28.23%
Gross profit margin         33.82%               34.98%

For the nine months ended September 30, 2010, our gross profit was $6,817,510, representing an increase of $1,500,983 or 28.23%, compared to $5,316,527 for the same period of 2009.

For the nine months ended September 30, 2010, our gross profit margin was 33.82%, representing a slight decrease of 1.16% compared with 34.98% in the same period of 2009. Such decrease is mainly due to the increase of employee salaries.

GROSS PROFIT AND GROSS PROFIT MARGIN FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND 2009:

                       Three months ended September 30,            Comparison
                       --------------------------------     -----------------------
                          2010                 2009           Amount            %
                       ----------           ----------      ----------        -----
Sales revenue          10,870,624            8,135,883      $2,734,741        33.61%
Cost of sales           7,128,247            5,224,902       1,903,345        36.43%
Gross profit            3,742,377            2,910,981         831,396        28.56%
Gross profit margin        34.43%                35.78%

For the three months ended September 30, 2010, our gross profit was $3,742,377, representing an increase of $831,396 or 28.56%, compared to $2,910,981 for the same period of 2009.

For the three months ended September 30, 2010, our gross profit margin was 34.43%, representing a decrease of 1.35% as compared to the 35.78% in the same period of 2009. The decrease was mainly resulted from increased labor costs and raw material costs after the Chinese New Year. Yet the decrease is effectively curtailed in the second half of 2010 as we managed to lower the operating expenses by implementing stricter control as well as decrease of production cost mainly through the lower use of shared materials and decreased amortization of production expenditure.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended September 30, 2010, our selling expenses were $190,424 representing an increase of $16,846 or 9.71%, compared to $173,578 for the same period in 2009. The increase was mainly attributable to the larger amount of expenditure used in marketing: (i) we increased more salesman in assisting the distributors in sales promotion;(ii) allowance supplied to distributors for their contruction of brand image stores ;(iii) expenditures of free gifts provided to customers in promotion activities.

For the nine months ended September 30, 2010, the administrative expenses were $828,225, representing an increase of 30.84% compared to $633,005 of the same period in 2009. The increase was mainly because of the following reasons:

     1) The research and development expenses increased due to the improvement of the four "Travel Series" products.

     2)   The salaries to our executive officers increased by 10%.

FINANCING COST

For the nine months ended September 30, 2010, the finance cost was $194,678, representing an increase of $106,433 or 120.61% comparing to $88,245 for the same period in 2009. The increase primarily relates to increase in debt servicing cost on the huge increase in bank loans which were applied to the marketing expansion, cosolidated construction of retails and the new factory.

NET PROFIT

For the nine months ended September 30, 2010, the net profit was $4,151,924, representing an increase of $881,531 or 26.95% compared to $3,270,393 for the same period in 2009, primarily as a result of the growth in revenues and profit margin.

NET PROFIT MARGIN

For the nine months ended September 30, 2010, the net profit margin is 20.60%, representing a decrease of 0.92% compared to 21.52% for the same period in 2009. Although we attained a stable increase in sales revenue, and adjusted the ex-factory price of the new products to a higher level, the net profit incurred a minor decrease due to a decrease in our gross profit in this year. In future,we will manage to lower the operating expenses and production cost by implementing stricter control.

LIQUIDITY AND CAPITAL RESOURCES

As of  September  30,  2010,  our total  assets were  $33,445,951.  Total assets consist  of  current  assets  of  $20,172,675,  cash  and  cash  equivalents  of
$5,266,419, trade and bills receivables of $10,077,149, inventories of $1,468,297, prepayments and other receivable of $3,360,810, properties, plant and equipment of $7,137,342, intangible asset of $177,662 and land use rights of $5,958,272.

As of September 30, 2010, total liabilities were $16,274,286. Total liabilities are composed of trade and bills payables of $1,896,444, short-term loans of $4,672,967, income tax payable of $ 2,311,332, amount due to a director of $2,050,566 and other payble and accrued expenses of $5,342,977. As of September 30, 2010, stockholders' equity was $17,171,665. As of September 30, 2010, the gearing ratio is 48.66%.

We offer what we believe to be reasonable credit limits to our customers at credit terms of 180 days to maintain control of trade receivable. The average turnover was 116 days for our trade receivable for three quarters of this year, while the average turnover was 129 days for our trade receivable in the same period of 2009.

During the nine months ended on September 30, 2010, the average inventory trade turnover was 22 days for our inventories while it was 19 days for the same period of 2009.

Our cash and bank deposits are denominated in RMB, while the revenue, expense, assets and liabilities are denominated in RMB and US dollars. The PRC currency is exchanged to US dollars at a floating rate. It did not have any substantial impact on our financial condition because we own few assets donominated in US dollars.

As of September 30, 2010, our cash and cash equivalents were $5,266,419 representing an increase of $941,243, compared to $4,325,176 for the same period of 2009. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. In addition to cash from operating activities, we also maintain loan arrangements with Agricultual bank of China for our capital requirements. Our future capital expenditures will include building new manufacturing facilities, improving and upgrading our existing production facilities, expanding product lines, research and development capabilities, and making acquisitions as we deem appropriate. If we need additional cash, we may seek to raise capital either through the issuance of stock or increase our borrowing level with our lender.

As of September 30, 2010, net cash used in operating activities was $1,640,840. Net cash used in investing activities was $629,921. Such cash was mainly used in the construction of the new production facility.

As of September 30, 2010, net cash provided by financing activities was $3,120,457.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4T. CONTROLS AND PROCEDURES

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

As of September 30, 2010, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Chief Executive Officer and our Chief Financial Officer, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, our Chief Executive Officer and Chief Financial Officerconcluded that our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Exchange Act) were effective.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting (as defined in Rule 13a-15(f) of the Securities Exchange Act of 1934) during the quarter ended September 30, 2010 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2010, the Company did not (i) held any registered securities, or (ii) repurchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. REMOVED OR RESERVED

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

November 15, 2010
                                By: /s/ Haiting Li
                                    --------------------------------------------
                                    Haiting Li
                                    Chief Executive Officer
                                    (Principal Executive Officer)


                                By: /s/ Zhong Zhao
                                    --------------------------------------------
                                    Zhong Zhao
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)