Form 10-K
period 2010-12-31
Pacific Bepure Industry Inc
filed 2011-03-31
CIK 1429426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                              Washington, DC 20549

                                    Form 10-K

(Mark one)
[X] ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

    For the fiscal year ended: December 31, 2010

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

         Securities registered under Section 12(g) of the Exchange Act:
                         Common Stock, $.0001 par value

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Act). Yes [ ] No [X]

The Company is unable to calculate the amount value of the Company's common equity held by non-affiliates as of June 30, 2010 due to the lack of any active trading market in the Company's securities at that time.

As of March 31, 2011, there were 15,000,000 shares of Common Stock issued and outstanding.

                          PACIFIC BEPURE INDUSTRY INC.

                                TABLE OF CONTENTS

Number                                                                      Page
------                                                                      ----

PART I

Item 1    Business                                                            3

Item 1A   Risk Factors                                                       12

Item 1B   Unresolved Staff Comments                                          23

Item 2    Properties                                                         23

Item 3    Legal Proceedings                                                  25

Item 4.   [Removed and Reserved]                                             25

PART II

Item 5    Market for Registrant's Common Equity, Related Stockholder
          Matters and Issuer Purchases of Equity Securities                  25

Item 6    Selected Financial Data                                            26

Item 7    Management's Discussion and Analysis of Financial Condition
          and Results of Operations                                          26

Item 7A   Quantitative and Qualitative Disclosures about Market Risk         36

Item 8    Financial Statements and Supplementary Data                        36

Item 9    Changes in and Disagreements with Accountants on Accounting
          and Financial Disclosure                                           36

Item 9A   Control and Procedures                                             36

Item 9B   Other Information                                                  37

PART III

Item 10   Directors, Executive Officers and Corporate Governance             37

Item 11   Executive Compensation                                             40

Item 12   Security Ownership of Certain Beneficial Owners and Management
          and Related Stockholder Matters                                    45

Item 13   Certain Relationships and Related Transactions, and Director
          Independence                                                       46

Item 14   Principal Accountant Fees and Services                             47

PART IV

Item 15   Exhibits and Financial Statement Schedules                         48

Signatures                                                                   49

SPECIAL NOTE REGARDING FORWARD-LOOKING STATEMENTS

Certain statements in this Form 10-K constitute "forward-looking statements". These forward-looking statements involve known and unknown risks, uncertainties, and other factors that may cause our actual results, performance or achievements to be materially different from any future results, performance or achievements expressed or implied by the forward-looking statements. The forward-looking statements in this Form 10-K are identified by words such as "believes", "anticipates", "expects", "intends", "may", "will", "estimate", "continue" and other similar expressions regarding our intent, belief and current expectations. However, these words are not the exclusive means of identifying such statements. In addition, any statements that refer to expectations, projections or other characterizations of future events or circumstances and statements made in the future tense are forward-looking statements. Actual results may differ materially from those projected in the forward-looking statements as a result of various factors, many of which are beyond our control. We undertake no obligation to revise or update such results that may be made to reflect events or circumstances occurring subsequent to the filing of this Form 10-K with the Securities and Exchange Commission. Readers are urged to carefully review and consider the various disclosures made by us in this Form 10-K, including those set forth under "Risk Factors".

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

                          Pacific Bepure Industry Inc.

                                      100%
                        Peakway Worldwide Limited (BVI)

                                      100%
                      Alberta Holdings Limited (Hong Kong)

         100%                                                   100%
Fujian Jinjiang Pacific                                Fujian Baopiao Light
  Shoes Co., Limited                                   Industry Co., Limited

Following the reverse acquisition, we, through our Chinese Subsidiaries, develop, research, design, manufacture and sell series of casual footwear, men's and ladies' sports footwear mainly in the PRC as well as in the South America through our distributors. We are now headquartered in Fujian Province, China. On December 17, 2009, we changed the name from "Wollemi Mining Corp." to "Pacific Bepure Industry Inc".

OUR PRODUCTS

We market our products mainly under the brand name "[Chinese Graphic]" or "Baopiao" in English translation. We mainly provide products for female consumers and with additional production for men. We aim to impress our consumers with professional designs, advanced technology, maximum comfort, function and fashionable products. Our target demographic is between 18-48 years old, particularly, the 20-35 age group. Based on different age, gender, occupation and life style, we mainly target following customers:

Targeted group       Gender                       Description
--------------       ------                       -----------
18-48 years old      Female        Urban dwellers, students, professional women,
                                   homemakers, women who live in the second and third tier cities or countryside.

18-40 years old      Male          Students,  urban dwellers,  and the males who
                                   live in the second and third tier cities or countryside.

Each year we offer an average of approximately 100 new footwear styles (excluding different colors) with moderate retail prices generally ranging from $18 to $30 that are affordable to our consumers.

Currently, our Baopiao branded products can be divided into the following four broad categories: "Business Travel", "Free Travel", "Outdoor Travel" and "Urban Travel". These four series approximately account for 25%, 30%, 20% and 25% respectively in our total sales for the fiscal year ended December 31, 2010. We have designed exclusive symbols and icons to fit the above four categories in order to appeal to our consumers and demonstrate the unique nature of our Baopiao brand.

OUR BUSINESS MODEL

Our business model is illustrated in the following diagram:

                          Procurement of Raw materials

                      Production               Outsourcing

                                  Distribution

                                   Consumers

PROCUREMENT OF RAW MATERIAL

In general, raw materials used for making both sports and casual footwear are leather, buffed leather, imitation leather, composite fabric, PU, natural rubber, synthetic rubber, adhesive and the like. All of the Company's raw materials are acquired from Chinese suppliers mainly located in Fujian province. We believe that we have good relationships with raw material suppliers. As a steady supply of quality raw materials is crucial to our production, we constantly evaluate the suitability of our suppliers and their ability to assure the timely delivery of quality raw materials. Our quality control department has established internal rules and criteria to govern our procurement from our suppliers.

For the fiscal year ended December 31, 2010, our five largest suppliers accounted for approximately 32.77% of the aggregate amount of purchases from all suppliers, and our largest supplier accounted for approximately 9.89% of the aggregate amount of purchases from all suppliers.

OUR PRODUCTION

Our footwear production facilities are located in Jinjiang, Fujian province, PRC, and have a total gross floor of 11,500 square meters with three production lines. As of December 31, 2010, our aggregate annual production volume was approximately 2.1 million pairs of footwear. In order to meet the increasing demand for our products, the state-of-the-art production facilities at our Baopiao Shoes for a total area of 57,728 square meters commenced production in February of 2011.

The production facilities at our Pacific Shoes began production in 1993. Our production machinery is comprised mainly of sewing machines, molding machines, pressing machines, heating machines, cooling machines, compressing machines, various kinds of testing machines and a CAD computerized design system.

QUALITY CONTROL MEASURES

Through Pacific Shoes, we passed the ISO9001:2000 International Quality Control System Authentication in 2002 and implemented the comprehensive quality control in accordance with the requirements of the quality control system. We have set up the quality control section in each production unit, headed by the team managers who station in the workshop with other inspectors. Pacific Shoes employs 30 quality inspectors to undertake the field testing and inspection in the factory. The quality control department and other relevant departments, adopt the abrasion resistance tester, tension tester, folding resistance tester, non-yellowing tester, low-temperature bending machine, hydrostatic pressure tester, color fastness tester and other precise instruments and equipment to get comprehensive technical parameters and properties of raw and auxiliary materials, semi-manufactured goods and finished products. We apply complete quality testing and control system throughout the production. With all inspection and test machines installed, the Company is capable of conducting a series of tests, such as avulsion, peeling, compression, bending resistance, over the finished products, the semi-manufactured products, the raw materials, and the like.

OUTSOURCING

Our products are manufactured through a cost effective combination of internal and external production, to meet unforeseen demand. We outsourced certain of our products with external contract manufacturers to reduce our production cost, while making good use of our three production lines. For the fiscal year ended December 31, 2010, approximately 54.75% of our footwear products were produced by 11 external contract manufacturers. We do not enter into long term agreements with our external contract manufacturers, and these purchase contracts do not contain any terms that will restrict our ability to engage other contract manufacturers.

SALES AND MARKETING

We sell our products substantially on a wholesale basis to our distributors who are responsible for distribution to retail outlets which sell our products to consumers. Through our distributors, the sales network of our products has covered 24 Chinese provinces and administrative regions in various modes, such as retail outlets, counters in department stores and shopping malls, and wall racks in large supermarkets. In addition, our products, including our branded products and ODM products, sold to the South America through local and Taiwan distributors account for 20.63 % of the total sales for the fiscal year ended December 31, 2010.

In 2010, we primarily employed a wholesale business model in the Chinese market. We entered into annual distributorship agreements with our distributors which set out key terms, such as the geographic area within which they are authorized to sell our products, credit and payment terms and annual sales and network expansion targets. As of December 31, 2010, we had a total of 30 distributors including 22 independent distributors in 22 provinces and regions and eight (8) authorized distributors in four (4) cities. We do not directly own or operate any retail outlets, or enter into any contractual relationship with third party retail outlet operators. As of December 31, 2010, there are 98 retail locations and 1,521 counters in the shopping malls distributing and selling our products.

Independent Distributors. In 2010, we had 22 independent distributors covering 22 provinces and regions of China. Each distributor is entitled to sell our products exclusively in one province or region. We sell our products to the distributors at a uniform discount to the unified retail price. The distributors then distribute our products through their sales network in their respective provinces. Our independent distributors manage local networks through the third party retail operators they appointed. In 2010, our independent distributors controlled a total of 24 retail outlets in 22 provinces and regions.

Authorized Distributors. To be qualified as our authorized distributor, one needs to own and directly manage a minimum of three retail outlets, counters in department stores and shopping malls, or wall racks in large supermarkets. In 2010, we had eight (8) authorized distributors who own and directly manage their branches and retail stores to sell our products in four cities. The authorized distributors are required to sell our products to the consumers at a predetermined retail price.

We issue cash awards (which are not to be repaid) to independent distributors demonstrating competitive operating results to encourage them to expand the number of retail outlets and distribution points in the related geographic areas in which they are located. We set guidelines for our authorized distributors in respect of the location and decoration of the retail outlets, with the aim to increase their sales and improve the recognition of our Baopiao branded products. We believe our business model enables us to achieve growth by leveraging the resources of our distributors, as well as their expertise in retail management and local relationship. Among others, our largest distributor, Taiwan Quanyi Xingye Co., Ltd. (through a Jinjiang import and export agent) had a total value of $7,506,167 of sales of our products (including our branded shoes and ODM products) for the fiscal year ended December 31, 2010.

In addition to our traditional wholesale model, we have started to deploy "On-line Sales" model as a supplementary sale approach since February 2009. Customers in China can browse over 300 styles of footwear (including different colors ) among our four products series and place orders through our online retail store (http://baopiao.taobao.com/, http://www.paixie.net/baopiao/). We accept payments through wiring, remittance, cash on delivery and Alipay (a third party online payment service provider similar to Paypal). All of our websites have registered for an internet content provider (ICP) license which is required by PRC Ministry of Information. At the very early development stage, our On-line Sales generated revenue of $165,453 for the fiscal year ended December 31, 2010, representing less than 1% of our total sales during the reporting period.

PRICING

We adopt "unified retail price" rule pursuant to which we sell our products to our distributors at discounts to the suggested retail price. We believe that this ensures fairness and transparency within our distribution network. The suggested retail price in the PRC for our products ranged from approximately $18 to $30. In determining the suggested retail prices, we take into account of the market supply and demand, the cost of production, the prices of competing products and our consumers' purchasing power. All retail outlets are required to follow our pricing policies. Certain discount or adjustment to our retail price is generally permitted for the end of season sales and the holiday promotions. The level of any such discount is decided and approved by us on a case-by-case basis.

CREDIT CONTROL

We  generally  grant  line  of  credit  to  our  distributors   based  on  their
creditworthiness and credit history. We grant credit periods, normally for six months, to some agents with good sales performance.

CUSTOMER SERVICES

We have established a customer service system which deals with the feedback from customers in time. We have set up a toll-free telephone in the PRC for customer communication. Our after-sale specialists are designated to handle the complaints, the disputes and the quality arbitrations reported by our customers. Customers can dial the toll free telephone number to report quality complaint. All problems and complaints are thoroughly studied by us to seek a fair resolution.

MARKETING AND BRAND PROMOTION

We believe that to create a strong brand image and recognition is crucial to our operation. We primarily utilize the Internet, magazines and outdoor displays in our media advertising. We also organize various activities to promote our Baopiao brand in collaboration with our distributors, during the holidays, the end-of-season sales and the seasonal new product launches. These promotion campaigns include discount sales, gifts, outdoor advertisements, magazine advertisements, on-line activities and the like. Our distributors also contribute to the marketing and promotion of our brand by conducting local promotions within their geographic areas.

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

OUR RESEARCH AND DEVELOPMENT

We believe that technological innovation is a key to increasing product quality. Our internal research and development center was set up in 2002. Our research and development efforts are focused on: preparing and setting the technical strategy for the Company, introducing and applying new technologies and materials, creating and improving the footwear molds, materials, types and functions, detecting and determining the technical performance of products, improving the technical indexes of products, and providing technical support for the manufacturing department, the sales department and the quality control department. As of March 31, 2011, we have 28 staff members dedicated to research and development, including 2 market analysts, 9 pattern makers, 4 computer-aided designers and 13 sample makers. All of them have many years' experience in the footwear industry. Our market analysts attend various domestic footwear trade exhibitions to keep themselves informed of the latest fashion trends. Our pattern makers work closely with the sales and procurement teams in designing new products and in improving existing products. Our design team develops and improves concepts and ideas upon the sales records of our products and other market information. We spent $158,829 and $108,263 respectively, on research and development activities during the fiscal years ended December 31, 2010 and 2009, representing approximately 0.44% and 0.43%, respectively, of our total revenues.

OUR INTELLECTUAL PROPERTY

TRADEMARKS

Pacific Shoes has registered 11 trademarks for "Baopiao" and "Chinese Graphic" with the Trademark Bureau under the State Administration for Industry & Commerce of the PRC, as follows:

     Trademarks           Certificate No.              Categories
     ----------           ---------------              ----------

[Chinese Graphic]           No.4060268      No.16: paper, bathroom tissue,
                                            tissue, cardboard, publications,
                                            office clamps, pens, cartons and
                                            boxes

[Chinese Graphic]           No.4060266      No.25: garments, ties, socks,
                                            jerseys, swimsuits, hats, gloves

[Chinese Graphic]           No.4060267      No.28: harness

[Chinese Graphic]           No.4060397      No.28: game machine, toys, chessman,
                                            rackets, sports equipments, bows and
                                            arrows, fishing tackles, skeelers

[Chinese Graphic]           No.4060396      No.26: flounce clothing, shoes
                                            decorations, clothes decorations,
                                            buttons, shoe buckles, zips, manmade
                                            flowers, needles, wigs

[Chinese Graphic]           No.4060395      No.35: posters, advertisements,
                                            market researches, export and import
                                            agent, promotions, Auctions, job
                                            intermidary, accounting, photos

[Chinese Graphic]           No.6964726      No.25: garment, ties, socks,
                                            swimsuits, hats, gloves, jerseys

[Chinese Graphic]           No.6964728      No.25: garment, ties, socks,
                                            swimsuits, hats, gloves, jerseys

[Chinese Graphic]           No.7073833      No.25: garment, ties, socks,
                                            swimsuits, hats, gloves, jerseys

[Chinese Graphic]           No.7998584      No.25: garment, ties, socks,
                                            swimsuits, hats, gloves, jerseys

[Chinese Graphic]           No.5511839      No.25: garment, ties, socks,
                                            swimsuits, hats, gloves, jerseys

[Chinese Graphic]           No.5511838      No.25: garment, ties, socks,
                                            swimsuits, hats, gloves, jerseys

[Chinese Graphic]           No.6964730      No.25: garment, ties, socks,
                                            swimsuits, hats, gloves, jerseys

[Chinese Graphic]           No.5511840      No.25: garment, ties, socks,
                                            swimsuits, hats, gloves, jerseys

[Chinese Graphic]           No.575209       No.25: Shoes

[Chinese Graphic]           No.1937788      No.25: Shoes, sports shoes,
                                            undersoles

Pacific Shoes also has applied for the following trademarks:

Pending Trademarks        Application No.            Application Date
------------------        ---------------            ----------------

[Chinese Graphic]           No.7467384                June 12, 2009

[Chinese Graphic]           No.7467428                June 12, 2009

[Chinese Graphic]           No.7998635                January 15, 2010
                            No.7467421                June 12, 2009

[Chinese Graphic]           No.8304755                May 17, 2010

[Chinese Graphic]           No.8765483                October 21, 2010

[Chinese Graphic]           No.9023858                January 5, 2010

[Chinese Graphic]           No.9023876                January 5, 2010

PATENTS

Our CEO, Mr. Haiting Li has received the certificates of the following two patents from the State Intellectual Property Office of the PRC:

Categories
of Patents     Certificate No.       Issue Date           Description
----------     ---------------       ----------           -----------

Utility       No.200920165757.0    May 29,2010   A kind of shoes, especially a
                                                 kind of shoe products including
                                                 insole and outsole, designed
                                                 according to human engineering
                                                 with shock absorption feature.

Design        No.200930195047.8    May 29,2010   A kind of footwear shape

Mr. Li has also filed for another patent application as follows:

 Categories of
Pending Patents     Application No.   Application Date        Description
---------------     ---------------   ----------------        -----------

Utility           No. 201020561916.1    Oct 15, 2010    A kind of footwear shape

Mr. Li has signed the license agreement with Baopiao Shoes and Pacific Shoes to use above three patents free of charge.

DOMAIN NAMES

Pacific has registered the following domain names:

     1. "Chinabaopiao.com"
     2. "Baopiao.com"
     3. "Bepure.com.cn"
     4. "ir.baopiao.com"
     5. "www.baopiao.com"

OUR EMPLOYEES

As of March 31, 2011, our Chinese Subsidiaries have a total of 1,147 full-time employees. As required by applicable Chinese laws, we have entered into employment contracts with all of our officers and managers. We believe that our relationships with our employees are good. We compensate our production line employees by unit produced (piece work) and compensate other employees by salaries and bonus based on performance. We also provide training for our staff from time to time to enhance their technical and product knowledge as well as their knowledge of industry quality standards.

We have not experienced any significant problems or disruption to our operations due to labor disputes, nor have we experienced any difficulties in recruitment and retention of experienced staff.

REGULATIONS

We are subject to a wide range of regulation covering every aspect of our business. The most significant of these regulations are set forth below.

We are subject to national and local laws of China, including China's environmental laws and regulations. Under the relevant Chinese environmental laws, all manufacturing enterprises must submit an environmental impact report to the relevant environmental protection authority before starting production operations. In addition, manufacturing enterprises must engage professional environmental organizations to monitor and report on pollutants and emission regularly. The main pollutants generated by our plants of Pacific Shoes are solid waste and exhaust gas. We have taken the necessary measures to control the discharge of these pollutants. We have carried out the relevant environment impact assessments and have obtained all the required permits and environmental approvals for our production facilities. Our Baopiao Shoes has passed the environment impact assessment before commencing construction of production facilities. We are in material compliance with the Chinese environmental laws and regulations as of March 31, 2011.

Moreover, we are subject to the Product Quality Law of the PRC, which is applicable to all activities of production and sale of any product within the territory of the PRC, and the producers and sellers shall be liable for product quality in accordance with such law.

In addition, according to the Consumer Protection Law of the PRC, the rights and interests of the consumers who buy or use commodities for the purposes of daily consumption or those who receive services are protected and all manufacturers and distributors involved must ensure that the products and services will not cause damage to persons and properties.

The PRC Production Safety Law also requires that we shall maintain conditions for safe production as provided in the Production Safety Law and other relevant laws, regulations, and various standards. Any entity that is not sufficiently equipped to ensure safe production is prohibited from engaging in production and business operation activities. We are required to offer education and training programs to our employees regarding the production safety. During the reporting period, none of our employees was involved in any major accident at our facilities and we were not subject to disciplinary actions with respect to the labor protection issues.

ITEM 1A. RISK FACTORS

RISKS RELATED TO OUR BUSINESS AND INDUSTRY

OUR BAOPIAO BRANDED PRODUCTS HAVE A LIMITED HISTORY IN THE BRANDED FOOTWEAR INDUSTRY AND FAILURE TO EFFECTIVELY PROMOTE OR MAINTAIN OUR BAOPIAO BRAND MAY ADVERSELY AFFECT OUR PERFORMANCE AND SALES.

Our Baopiao branded products were first introduced to the market in 2003. We seek to position our brand as a high quality sports and casual footwear brand targeting consumer groups between the ages of 18 and 48. We believe our brand is critical to our success, in that market perception and consumer acceptance of a brand is a determining factor for consumers in purchasing decisions. Our revenues from sales of our Baopiao branded products were approximately $32,978,692 and $24,140,000 representing approximately 90.66% and 94.93% of the total revenues in 2010 and 2009, respectively. We market our brands mainly through media commercials including outdoor advertising and magazine advertising. We are dependent on market perception and consumer acceptance of our products, over which we have no control. Any negative publicity or disputes regarding our brands, products, or the loss of any award or accreditation associated with our Baopiao brand such as "PRC Fujian Province Well-Known Trademark" and "China Well-Known Trademark" could materially and adversely affect our business, financial condition. If we fail to successfully promote our brands position, the market recognition of our brands may suffer. As a result, consumer confidence in our brands may be eroded and our business, profitability and results of operations may be adversely affected.

WE RELY ON A SMALL NUMBER OF SUPPLIERS FOR A LARGE PORTION OF OUR RAW MATERIAL AND PRODUCT SUPPLY AND ANY INTERRUPTION OF SUPPLY FROM THESE SUPPLIERS WOULD AFFECT OUR RESULTS OF OPERATIONS.

The principal raw materials used in the production of our footwear products are leather, buffed leather, fabrics, nature rubber, synthetic rubber, soles and plastics. All of raw materials are obtained from domestic suppliers in the PRC. For the fiscal years ended December 31, 2010 and 2009, our five largest raw material suppliers accounted for approximately 32.77% and 27.66% respectively, of the aggregate amounts of raw materials we purchased, and our largest raw material supplier accounted for approximately 9.89% and 8.49% for the fiscal years ended December 31, 2010 and 2009, respectively, of the aggregate amounts of raw materials we purchased. We do not enter into long-term agreements with our raw material suppliers and generally procure the raw materials that we required through purchase orders issued by us from time to time which set out the terms regarding the price, purchase quantity, delivery terms and settlement terms, among others. There is no assurance that such suppliers would be able to deliver raw materials to us in a timely manner or at acceptable prices and quality. We cannot guarantee that there will be no interruption in the supply of raw materials from our suppliers. Any disruption in supply from our suppliers may adversely affect our business and results of operations. Fluctuations in the costs of our principal raw materials and our inability to pass on any increases in raw materials costs to our customers by increasing the suggested retail prices of our products may materially and adversely affect our cost of sales.

WE MAINLY RELY ON DISTRIBUTORS FOR THE SALES OF OUR PRODUCTS AND ANY FAILURE BY US TO MAINTAIN GOOD RELATIONSHIPS WITH THEM MAY ADVERSELY AFFECT OUR BUSINESS.

Substantially all of our revenues were generated from sales of our products to our distributors, which in turn sell our products to consumers in the PRC through retail outlets operated or controlled by them. Prior to 2011, we did not sell any of our products directly to consumers and did not own or operate any authorized retail outlets. In 2010, we sold over 70.24% of our products through over 30 distributors (including 22 independent distributors and 8 authorized distributors). Our five largest distributors accounted for approximately 26.58% and 28.00% of our total revenues for the fiscal years ended December 31, 2010 and 2009 respectively, and our largest distributor accounted for approximately 7.22%, and 6.15% of our total revenues for the financial years ended December 31, 2010 and 2009. We therefore expect to continue to rely on these distributors for our sales of products. As such, the sales performance of our distributors and the ability of our distributors to expand their business and sales networks are crucial to the future growth of our business. Furthermore, we do not have long-term agreements with these distributors, but generally enter into distributorship agreements with them for a term of one year, renewable annually. There is no assurance that we will be able to renew the distributorship agreements with these distributors on mutually acceptable terms or at all. If any of our distributors terminates or does not renew its distributorship agreement with us, we may not be able to replace such distributor with a new and effective distributor in a timely manner or on terms acceptable to us, or at all. Our distributors are required to meet minimum purchase targets. However, if our distributors do not place orders at historical levels or at all or, if any major distributors substantially reduce their volume of purchases from us or ceases its business relationship with us, our business, financial condition could materially suffer.

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

WE MAY BE UNABLE TO MANAGE FUTURE RAPID GROWTH.

We have grown rapidly over the last few years. Our sales increased by 43.05% from $25,428,497 in 2009 to $36,376,209 in 2010. In 2008, we phased out approximately 60 footwear styles and had approximately 100 new footwear styles. In 2009, we had approximately 160 new footwear styles. In 2010, we sold approximately 250 styles of footwear. We intend to continue to expand the volume and variety of products we offer, as well as the geographical scope of our sales and production facilities. Our business growth could place a significant strain on our managerial, operational and financial resources. Our ability to manage future growth will depend on our ability to continue to implement and improve operational, financial and management information systems on a timely basis and to expand, train, motivate and manage our workforce. We cannot assure you that our personnel, systems, procedures and controls will be adequate to support our future growth. If we are unable to effectively manage our growth, including the rapid expansion of the distribution network, it may be difficult for us to execute our growth strategy and a decrease in the market demand for our products could result in an accumulation of inventory at the distribution network. As a result, it may materially and adversely affect our business, financial condition, and results of operation.

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

WE ARE SUBJECT TO CREDIT RISK IN RESPECT OF ACCOUNT RECEIVABLES.

We sold the majority of our products to our distributors, who are generally granted a credit period between 90 to 180 days, the exact terms of which are determined based on factors such as past sales performance and credit history. For each of the two years ended December 31, 2010, our third party trade receivables outstanding were $7,274,214 and $13,094,012, which accounted for 26.10% and 36.90%, of our total assets, respectively. We perform ongoing credit evaluations of our distributors' financial condition and generally require no collateral from them to secure their payment obligations. As our sales increase, the amount of accounts receivable from our distributors will increase. Should a significant number of our distributors fail to settle the account receivables in full in a timely matter for any reasons, our financial conditions and profitability could be adversely affected.

WE FACE INCREASING COMPETITION FROM BOTH DOMESTIC AND FOREIGN COMPANIES, WHICH MAY AFFECT OUR MARKET SHARE AND PROFIT MARGINS.

We believe that the footwear industry is highly competitive in the PRC and on a world-wide basis. Our ability to compete against other national and international enterprises is, to a significant extent, dependent on our ability to distinguish our products from those of our competitors by providing high quality products at reasonable prices that appeal to consumers' tastes and preferences. Some of our competitors may have been in business longer than we have, may be better established in their markets. Our current or future competitors may provide products comparable or superior to those we provide or adapt more quickly than we do to evolving industry trends or changing market requirements. Increased competition may result in price reductions, reduced margins and loss of market share, any of which could materially adversely affect our profit margins. We cannot assure you that we will be able to compete effectively against current and future competitors.

OUR BUSINESS COULD BE ADVERSELY AFFECTED BY INTELLECTUAL PROPERTY RIGHTS DISPUTES OR PROCEEDINGS WITH THIRD PARTIES FOR POSSIBLE INFRINGEMENT OF THEIR INTELLECTUAL PROPERTY RIGHTS.

Our principal intellectual property rights include our trademarks for our brand, and our domain names. To date, we have 11 trademarks, seven (7) pending trademarks and five domain names. There is no assurance that we will be successful in obtaining trademarks currently under application or which we may develop in the future, and that the third parties will not infringe our intellectual property rights. We depend, in large part, on the PRC laws to protect our trademarks, patents and other intellectual property rights. Our efforts to enforce or defend our intellectual property rights may not be adequate and may require significant attention from our management and may be costly. The outcome of any legal actions to protect our intellectual property rights is uncertain. If we are unable to adequately protect or safeguard our intellectual property rights, our business, financial condition and results of operations may be materially and adversely affected.

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

OUR BORROWING LEVELS AND SIGNIFICANT INTEREST PAYMENT OBLIGATIONS COULD LIMIT THE FUNDS WE HAVE AVAILABLE FOR VARIOUS BUSINESS PURPOSES.

We have relied mainly on a high level of borrowings to fund a portion of our capital requirements, and expect to continue to do so in the future. As of December 31, 2010, we had total borrowings of $4,717,870. The bank loans as of December 31, 2010 were collateralized by the buildings, land use right, and guaranteed by Mr. Haiting Li, the CEO of the Company, his brother and a third party. Historically, we have repaid a significant portion of such short-term loans by rolling over the loans on an annual basis. In addition, we may not have sufficient funds available to pay all of our borrowings upon maturity. Failure to roll over our short-term borrowings at maturity or to settle our debt could result in the imposition of penalties, including increases in rates of interest that we pay on our debt and legal actions against us by our creditors, or even insolvency.

THE REGISTERED CAPITAL OF BAOPIAO SHOES HAS NOT YET BEEN FULLY CONTRIBUTED.

Baopiao Shoes was incorporated on February 15, 2006 with an approved registered capital of 50 million Hong Kong dollars. As of this report, 16,370,478 Hong Kong dollars has been contributed to Baopiao Shoes which accounts for 32.74% of its registered capital. Pursuant to its Articles of Association, its registered capital must be contributed within three years from the date of issuance of the business license of such enterprise, otherwise, pursuant to the current PRC regulations, the business license for Baopiao footwear shall become invalid or be revoked. Although the local Industrial and Commercial Bureau renewed Baopiao Shoes' business license on March 24, 2009, the local Bureau of Commerce issued a written consent on April 8, 2009 to approve the extension of capital contribution of Baopiao Shoes until December 31, 2010 and an amendment on December 7, 2010 to extend the contribution term to December 6, 2011. We cannot predict whether the business license may be held invalid by other competent PRC governmental authorities. If the business license is held invalid or revoked, it would adversely affect our business operation.

WE ARE SUBJECT TO RISKS OF DOING BUSINESS INTERNATIONALLY. IF THE INTERNATIONAL MARKET DOES NOT GROW AS WE EXPECT, OUR BUSINESS AND FINANCIAL CONDITION MAY BE ADVERSELY AFFECTED.

Through one of our distributors, 20.63% of our total revenues are generated from the sales to South America, including the sales of our ODM products. Our revenues from the oversea sales are subject to a number of inherent risks, including local economic and political conditions, including disruptions in trading markets; restrictive foreign governmental actions, including restrictions on transfers of funds and trade; protection measures, including export duties and quotas and customs duties and tariffs; and currency exchange rate fluctuations. Any of the foregoing risks could have a material and adverse effect on our operating results. As a result, our products and our revenues would be decreased and we may need to adjust our market strategy.

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

The PRC economy has been transitioning from a planned economy to a more market-oriented economy, and as a key market in the global economy, is also influenced by world-wide economic conditions including the recent global economic slowdown. For the past three decades the PRC government has implemented economic reform measures emphasizing utilization of market forces in the development of the PRC economy. Some of these measures will benefit the overall PRC economy, but may have a negative effect on us. Our business, financial condition and results of operations may be adversely affected by:

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

Under China's existing foreign exchange regulations, our Chinese subsidiaries may purchase foreign currencies for settlement of current account transactions, including payments of dividends to us, without prior approval from the State Administration of Foreign Exchange, or SAFE, by complying with certain procedural requirements. However, we cannot assure you that the Chinese government will not take further measures in the future to restrict access to foreign currencies for current account transactions. Furthermore, Foreign exchange transactions under the capital account will be subject to significant foreign exchange controls and require the approval of or need to register with Chinese government authorities, including SAFE. Capital account transactions refer to inflows and outflows of capital, produce increases or reductions in debt and equity, including direct investments, various types of borrowings and investments in securities. If our Chinese subsidiaries borrow foreign currency through loans from us or other foreign lenders, these loans must be registered with SAFE and if the loans exceed certain borrowing limits, must be approved by SAFE. In addition, if we finance the subsidiaries by means of additional capital contributions, these capital contributions must be approved by certain government authorities, including the Ministry of Commerce, or their respective local counterparts. These limitations could affect our Chinese subsidiaries' ability to obtain foreign exchange through debt or equity financing, including by means of loans or capital contributions from us.

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

On May 29, 2007, SAFE formulated internal implementation rules and guidelines ("SAFE Circular No. 106") for SAFE officials to apply and enforce SAFE Circular No. 75. SAFE Circular No. 106 was aimed at interpreting and clarifying SAFE Circular No. 75. However, as these rules were only recently promulgated, it is currently unclear as to how they will be interpreted and implemented. In addition, as SAFE Circular No. 106 is an internal implementation rule within the SAFE authorities, it is unclear how the regulation, and any future legislation concerning offshore or cross-border transactions will be interpreted, amended and implemented by the relevant government authorities. Mr. Li being the beneficial shareholder of Peakway and domestic residents of the PRC, has successfully obtained the foreign exchange registration of overseas investments at the local branch of the SAFE in accordance with the SAFE Circular 75 on November 22, 2010.

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

Our subsidiaries enjoy certain special or preferential tax treatments regarding foreign enterprise income tax in accordance with the "Income Tax Law of the PRC for Enterprises with Foreign Investment and Foreign Enterprises" and its implementing rules. Accordingly, they have been entitled to tax concessions whereby the profit for the first two financial years beginning with the first profit-making year (after setting off tax losses carried forward from prior years) is exempt from income tax in the PRC and the profit for each of the subsequent three financial years is taxed at 50% of the prevailing tax rates set by the relevant tax authorities. However, on March 16, 2007, the PRC's National People's Congress passed a new corporate income tax law, which is effective on January 1, 2008. This new corporate income tax unifies the corporate income tax rate, cost deduction and tax incentive policies for both domestic and foreign-invested enterprises. According to the new corporate income tax law, if an enterprise incorporated outside the PRC has its "effective management" located within the PRC, such enterprise may be recognized as a PRC tax resident enterprise and be subject to the unified enterprise income tax rate of 25% over a five-year grandfather period. We cannot rule out the possibility that our subsidiaries not incorporated in the PRC may be recognized as a PRC tax resident enterprise under the new corporate income tax law in the future. The discontinuation of any such special or preferential tax treatment or other incentives could have an adverse affect our business, financial condition and results of operations.

CHINESE CORPORATE INCOME TAX LAW COULD ADVERSELY AFFECT OUR BUSINESS AND OUR NET INCOME.

Under the Enterprise Income Tax Law effective from January 1, 2008 ("New EIT Law"), an enterprise established outside of China with "de facto management bodies" within China is considered a "resident enterprise," meaning that it can be treated in a manner similar to a Chinese domestic enterprise for enterprise income tax purposes. The implementing rules of the New EIT Law define de facto to management as "substantial and overall management and control over the production and operations, personnel, accounting, and properties" of the enterprise. On April 22, 2009, the State Administration of Taxation issued the Notice Concerning Relevant Issues Regarding Cognizance of Chinese Investment Controlled Enterprises Incorporated Offshore as Resident Enterprises pursuant to Criteria of de facto Management Bodies, or the Notice, further interpreting the application of the New EIT Law and its implementation with respect to non-Chinese enterprises or group controlled offshore entities. Pursuant to the Notice, an enterprise incorporated in an offshore jurisdiction and controlled by a Chinese enterprise or group will be classified as a "non-domestically incorporated resident enterprise" if (i) its senior management in charge of daily operations reside or perform their duties mainly in China; (ii) its financial or personnel decisions are made or approved by bodies or persons in

China; (iii) substantial assets and properties, accounting books, corporate chops, board and shareholder minutes are kept in China; and (iv) at least half of its directors with voting rights or senior management often resident in
China. A resident enterprise would be generally subject to the uniform 25% enterprise income tax rate as to its worldwide income. Although the Notice is directly applicable to enterprises registered in an offshore jurisdiction and controlled by Chinese domestic enterprises or groups, it is uncertain whether the PRC tax authorities will make reference to the Notice when determining the resident status of other offshore companies, such as Pacific Bepure Industry Inc., Peakway Worldwide Limited and Alberta Holdings Limited. Since substantially all of our management is currently based in China, it is likely we may be treated as a Chinese resident enterprise for enterprise income tax purposes. The tax consequences of such treatment are currently unclear, as they will depend on how local tax authorities apply or enforce the New EIT Law or the implementation regulations.

In addition, under the New EIT Law and implementation regulations, the PRC income tax at the rate of 10% is applicable to dividends payable to investors that are "non-resident enterprises" (and that do not have an establishment or place of business in the PRC, or that have such establishment or place of business but the relevant income is not effectively connected with the establishment or place of business) to the extent that such dividends have their source within the PRC unless there is an applicable tax treaty between the PRC and the jurisdiction in which an overseas holder resides which reduces or exempts the relevant tax. Similarly, any gain realized on the transfer of shares by such investors is also subject to the 10% PRC income tax if such gain is regarded as income derived from sources within the PRC.

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

RISKS RELATED TO THE MARKET FOR OUR STOCK

OUR COMMON STOCK IS QUOTED ON THE OTC BULLETIN BOARD WHICH MAY HAVE AN UNFAVORABLE IMPACT ON OUR STOCK PRICE AND LIQUIDITY.

Our common stock is quoted on the OTC Bulletin Board under the symbol "PBEP.OB". The OTC Bulletin Board is a significantly more limited market than the New York Stock Exchange or NASDAQ system. The market for our securities has been extremely limited, sporadic and characterized by very low volumes. The quotation of our shares on the OTC Bulletin Board may result in a less liquid market available for existing and potential stockholders to trade shares of our common stock, could depress the trading price of our common stock and could have a long-term adverse impact on our ability to raise capital in the future.

OUR PRINCIPAL STOCKHOLDER HAS THE POWER TO CONTROL OUR BUSINESS.

Our principal stockholder, Cabo Development Limited, owns 70% of our common stock as of March 31, 2011. As a result, Cabo Development Limited has the ability to elect all of our directors and to approve any action requiring stockholder action, without the vote of any other stockholders. Our principal stockholder may also have the effect of delaying or preventing a future change in control, impeding a merger, consolidation, takeover or other business combination or discourage a potential acquirer from making a tender offer.

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

Rules adopted by the SEC pursuant to Section 404 of the Sarbanes-Oxley Act of 2002 require annual assessment of our internal control over financial reporting. We may encounter problems or delays in completing activities necessary to make an assessment of our internal control over financial reporting. If we cannot assess our internal control over financial reporting as effective, investor confidence and share value may be negatively impacted.

ITEM 1B. UNRESOLVED STAFF COMMENTS

NA.

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

Pacific Shoes' land use rights are set forth below:

User of the Land                              Pacific Shoes
----------------                              -------------
Location                      No.8 Qiguang Dong Road,  Handai  Village,  Chendai
                              County, Jinjiang City, Fujian Province
Usage                         Industrial
Area ((C)O)                   3,000
Expiration Date               9/29/2057
Encumbrances                  Pledged to China Agricultural Bank,  Jinjiang City
                              Branch. Pledge period: 4/2/2010 - 4/1/2013

Pacific Shoes owns the following buildings:

                    Part 1                   Part 2               Part 3
                    ------                   ------               ------
Area ((C)O)         5127.38                  2204.17              2562.07
Usage of Design     Factory                  Factory              Factory
Structure           Mixture                  Mixture              Mixture
Owner               Pacific Shoes
Location            No.8 Qiguang Dong Road, Handai Village, Chendai County,
                    Jinjiang City, Fujian Province
Encumbrances        Pledged to China Agricultural Bank, Jinjiang City Branch.
                    Pledge period: 4/2/2010 - 4/1/2013

BAOPIAO SHOES

Baopiao Shoes has two plots of land located in Hui'an County, Quanzhou City, Fujian Province, China. It has been issued two Land Use Right Certificates for the land that are valid until December 31, 2056 by the municipal government of Hui'an County.

Baopiao Shoes's land use rights are set forth below:

User of the Land             Baopiao Shoes
Location                     Qunxian Village & Xiagong Village,  Zhangban Town,
                             Huian County,  Quanzhou City, Fujian Province
Usage                        Industrial
Area ((C)O)                  27,783.9
Expiration Date              12/31/2056
Encumbrances                 Pledged to Agricultural Bank of China.
                             Pledge period: January 12, 2011 to January 11, 2014

User of the Land             Baopiao Shoes
Location                     Qunxian Village &Xiagong  Village,  Zhangban Town,
                             Huian County,  Quanzhou City, Fujian Province
Usage                        Industrial
Area ((C)O)                  29,944.0
Expiration Date              12/31/2056
Encumbrances                 Pledged to Agricultural Bank of China.
                             Pledge period: January 12, 2011 to January 11, 2014

Baopiao Shoes owns the following buildings:

                    Part 1                   Part 2
                    ------                   ------
Area ((C)O)         16,171.76                12,166.50
Usage of Design     Factory                  Dormitory
Structure           Mixture                  Mixture
Owner               Baopiao Shoes
Location            Xiagong, Quanxian Village, Zhangban Township (Huian
                    Industrial District)
Encumbrances        Pledged to Industrial and Commercial Bank of China.
                    Pledge period: January 12, 2011 to January 11, 2014

We believe that all our properties have been adequately maintained in good condition, and are suitable and adequate for our business needs.

ITEM 3. LEGAL PROCEEDINGS

We have no pending legal proceedings. From time to time, we may be involved in various claims, lawsuits and disputes with third parties, actions involving allegations of discrimination or breach of contract actions incidental to the normal operations of the business.

ITEM 4. [REMOVED AND RESERVED]

                                     PART II

ITEM 5. MARKET FOR REGISTRANT'S COMMON EQUITY, RELATED STOCKHOLDER MATTERS AND ISSUER PURCHASES OF EQUITY SECURITIES

On July 3, 2008 our common stock began quoting on the Over the Counter Bulletin Board under the symbol "WOLI". There was no trading of our securities, and, therefore, no high and low bid pricing prior to November 12, 2009.

On December 17, 2009, our trading symbol was changed to "PBEP.OB". The following table sets forth the range of high and low closing sale prices for our common stock as reported during the fiscal years ended December 31, 2010 and 2009. The market for our securities is extremely limited, volatile and is characterized by very low trading volumes. The quotations below reflect inter-dealership prices, without retail markup, markdown or commissions and may not represent actual transactions.

      Quarter Ended            High              Low
      -------------            ----              ---
      2010
      1st Quarter              $4.50            $2.05
      2nd Quarter              $4.40            $3.23
      3rd Quarter              $3.23            $2.50
      4th Quarter              $2.40            $0.51

      Quarter Ended            High              Low
      -------------            ----              ---
      2009
      1st Quarter              $0.00            $0.00
      2nd Quarter              $0.00            $0.00
      3rd Quarter              $0.00            $0.00
      4th Quarter              $2.05            $0.673

The above tables set forth the range of high and low closing bid prices per share of our common stock as reported by QuoteMedia for the periods indicated.

As of March 30, 2011, the closing price of our common stock on the OTC Bulletin Board was $1.30.

As of December 31, 2010, the Company had approximately 35 holders of record.

After the reverse merger, we have not paid, nor declared, any dividends and we do not intend to declare any such dividends in the foreseeable future. Our Board of Directors will make any future decisions regarding dividends. We currently intend to retain and use any future earnings for the development and expansion of our business. Our ability to pay dividends is also subject to limitations imposed by Delaware law and the laws of the PRC.

The Company did not issue any unregistered securities during the fourth quarter of 2010. There were no purchases of the Company's securities by the Company or any of its affiliates.

ITEM 6. SELECTED FINANCIAL DATA

As a smaller reporting issuer (as defined in Item 10(f)(1) of Regulation S-K), the Company is not required to report selected financial data specified in Item 301 of Regulation S-K.

ITEM 7. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This Annual Report on Form 10-K contains both historical and "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements, written, oral or otherwise made, represent the Company's expectation or belief concerning future events. All statements, other than statements of historical fact, are or may be forward-looking statements. For example, statements concerning projections, predictions, expectations, estimates or forecasts, and statements that describe our objectives, future performance, plans or goals are, or may be, forward-looking statements. These forward-looking statements reflect management's current expectations concerning future results and events and can generally be identified by the use of words such as "may," "will," "should," "could," "would," "likely," "predict," "potential," "continue," "future," "estimate," "believe," "expect," "anticipate," "intend," "plan," "foresee" and other similar words or phrases, as well as statements in the future tense.

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

OUR HISTORY AND CORPORATE STRUCTURE

Pacific Bepure Industry Inc. (the "Company") is a Delaware corporation that was incorporated on October 9, 2007. We are headquartered in Fujian Province, China. On November 11, 2009, we completed a reverse acquisition transaction with Peakway Worldwide Limited ("Peakway"), a company incorporated under the laws of the British Virgin Islands pursuant to the terms of a Share Exchange Agreement dated November 5, 2009 ("Share Exchange Agreement"). Alberta Holdings Limited is a Hong Kong company incorporated on November 4, 2006 and was acquired by Peakway on November 1, 2007. Alberta presently has two wholly-owned subsidiaries: Fujian Jinjiang Pacific Shoes Co., Limited and Fujian Baopiao Light Industry Co., Limited.

Fujian Jinjiang Pacific Shoes Co., Limited ("Pacific Shoes") was established as a sino-foreign equity joint venture entity in the PRC on April 9, 1993. On January 12, 2009, Alberta acquired 100% equity interest in Pacific Shoes.

Fujian Baopiao Light Industry Co., Limited ("Baopiao") was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006. On February 26, 2009, Alberta acquired 100% equity interest in Baopiao. As of the date of this report, Baopiao is still in its development stage and has not yet generated any revenue.

We are now a fully reporting issuer with our common stock publicly quoted on the OTC bulletin board under the symbol "PBEP". As of December 31, 2010, we had 15,000,000 shares of common stock issued and outstanding.

BUSINESS REVIEW

The Company is mainly engaged in professional design, manufacture and distribution of sports and casual footwear through its Chinese Subsidiaries. We target at both female and male customers, particularly the 20-35 years old female consumers, among whom our Baopaio (or "Bepure") label has witnessed an increasing recognition. For the fiscal year ended December 31, 2010, the Company's sales revenues increased 43.05% to $36,376,209 compared with $25,428,497 in the same period of 2009. The growth is mainly attributable to the increasing demand for our sport and casual footwear products in the PRC market where consumers are in transition to much healthier and more fashion life styles, in line with stronger purchasing powers.

To meet the market demand, the Company implemented its "Travel Times" marketing strategy in 2010. Under this strategy, our products fall into four categories:
"Free Travel", "Business Travel", "Outdoor Travel" and "Urban Travel", based upon the target customers the Company intends to reach and capture: (a) "Free Travel" represents a collection of canvas and skateboard shoes appealing to a younger demographic, e.g. students, etc. with an emphasis on the creativity, freedom and adventure; (b) "Business Travel" refer to the shoes the Company designs for consumers at different business occasions, for instance, our shoes with invisible heals help to boost one's confidence and relieve any added physical stress; (c) "Outdoor Travel" are the shoes that are suitable for customers who are fond of outdoor activities; and (d) "Urban Travel" includes the Company designed shoes that are intended to meet the fashion and practical needs of female urban professionals.

BRAND PROMOTION

Under Baopiao's brand strategy, we aim at building our fashionable and distinctive brand image in the casual footwear market through celebrity endorsement and activity sponsorship.

In 2010, we hired the popular singer Ms. Rui Ma to endorse our Baopiao branded products. In July 2010, Ms. Rui Ma posed for our professional photographers to facilitate an official launch of our fall-to-winter new products in Xiamen and many pictures taken at this event were applied to our corresponding advertising and promotion campaigns, including but not limited to various commercials, posters, in-store advertising, outdoor advertising, products albums, online advertising and print advertising.

SALES NETWORK

We design, develop, manufacture and distribute sports and casual footwear in China and South America through our indirectly owned Chinese subsidiaries. All of our products are sold under the brand "" ("Baopiao" in English). We sell our products to consumers in the People's Republic of China (for purpose of this Form 10-K, excludes Hong Kong Special Administration Region, Macau Special Administration Region and Taiwan), or so-called "domestic market" and South America. In the domestic market, we sell our products substantially on a wholesale basis to our distributors who are responsible for distribution to retail outlets. Through our distributors, our sales network covers 24 provinces and administrative regions in various modes, including retail outlets, counters in department stores and shopping malls, and wall racks in large supermarkets. Our products, including our branded products and ODM (Original Design Manufacture) products, are sold in the South America through our distributors.

In the domestic market, we adopted the sales mode of "four-prong sales", which is a combination of four retail approaches, including distributor-operated stores, retailer-operated stores, franchise stores and online stores. At the distributor-operated stores, distributors sell our product exclusively. At the retailer operated stores, distributor appointed retailers sell our products exclusively. We have certain control over these distributor appointed retailers because when we enter into distribution agreements with distributors, we have the right to approve or reject the distributor's request to appoint certain retailers. The franchise stores refer to stores operated by our franchisees pursuant to franchise agreements with us. In 2010, we extended our coverage and control of sales terminals by adding retail outlets in some major cities. As of December 31, 2010, 98 retail locations and 1,521 counters in the shopping malls are authorized to sell our products and they are under the direct management of our distributors. We continue to refresh our brand image with in-store advertising and decorations, so that consumers will enjoy a much happier purchase experience at the retail outlets.

Through years of effort in expanding the market share, the Company now maintains a solid distribution base with a retail management system is under development as well. This enables us to monitor the overall retail situation and respond to the market changes in a more timely manner. As part of our online marketing and distribution strategy, we improved our online shopping portal and registered Bepure official online store with Taobao, a leading Internet destination for shopping, socializing and information sharing in China.

PRODUCT R&D

The Company consistently aims to develop attractive footwear products to satisfy the demand of its target market and to interpret fashion trends. To help accomplish this, the Company has been focused on the R&D and application of new craftsmanship, new materials and new technologies, to streamline the Company's innovative brand concept and international sports fashion. We increased the R&D cost, updated the equipment and introduced additional talents to develop fashionable and practical products. In addition, the Company keeps adding new elements into the product designs to earn more selling points and consumer recognition on the Baopiao brand, thus constantly striving for the fashion leader position of "Baopiao" in the female sports and casual footwear market.

In order to build an appropriate, scalable and multiple product structure, the Company has increased the percentage of men's products to the total sales and divided its products into four categories, namely, the "Free Travel," the "Business Travel," the "Outdoor Travel" and the "Urban Travel" as discussed above.

SUPPLY CHAIN MANAGEMENT

We have adopted a cost control system in its business operation. Our procurement team works closely with engaged suppliers and outsourcing companies to shares the cost trend of main materials. Meanwhile, we are able to decrease both costs and pollutants by implementing strict production standards at our existing facilities while outsourcing certain low margin products. We also try to reduce the cost of raw materials through bulk purchases, in which our outsourcing partners are co-buyers.

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

The Enterprise Resource Planning (ERP) System of the Company was in full operation at the end of 2010. The system (i) comprehensively records the information of sales and goods allotment which is the basis for implementation of sales policies; (ii) provides exact and thorough analysis data for management of production; (iii) assists the management in planning and decision-making by providing access to close domination each department.

EXPANDED CAPACITY

In order to adapt to uncertain market environment, from time to time the Company varies amounts produced internally vs amounts of production outsourced. For the fiscal year ended December 31, 2010, the Company had produced 2,190,000 pairs of shoes in its own industry, while 2,650,000 pairs of shoes had been processed through outsourcing.

The new facility in Quanzhou furnished with two production lines commenced production in February of 2011. Presently it is furnished with two production lines. It is anticipated that the production capacity of the Company will be enlarged by 70 percent in 2011.

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

There were no provisions for obsolete inventories made during the reporting period. Historically, the actual net realizable value is close to the management estimation.

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

INTANGIBLE ASSET

The intangible asset of the Company is comprised of shoes designing software and an accounting software, with estimated useful lives of five (5) years pursuant to the management's experience. The software is stated at cost of purchase less accumulated amortization and any identified impairment losses in the annual impairment review.

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 "Income Taxes". Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carried forward and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

FINANCIAL RESULTS FOR THE FISCAL YEARS EDNED DECEMBER 31, 2010 AND 2009

The following table summarizes our operating results and key financial ratios for the years ended December 31, 2010 and December 31, 2009, respectively:

                                      Year ended
                                     December 31,                Comparison
                              -------------------------    ---------------------
                                 2010            2009        Amount         %
                              ----------     ----------    ----------    -------

Sales revenue                 36,376,209     25,428,497    10,947,712     43.05%
Cost of sales                 24,492,757     16,796,818     7,695,939     45.82%
Gross profit                  11,883,452      8,631,679     3,251,773     37.67%
Total operating expenses       1,602,990      1,438,159       164,831     11.46%
Income from operations        10,280,462      7,193,520     3,086,942     42.91%
Other income                     164,488         29,869       134,619    450.70%
Finance costs                    287,176        124,207       162,969    131.21%
Income before income taxes    10,157,774      7,099,182     3,058,592     43.08%
Income taxes                   2,623,735      1,897,661       726,074     38.26%
Net income                     7,534,039      5,201,521     2,332,518     44.84%

This table below illustrates the key operating results and financial indicators of the Company for the fiscal years ended December 31, 2010 and 2009, respectively:

                                      Year ended
                                     December 31,                Comparison
                              -------------------------    ---------------------
                                 2010            2009        Amount         %
                              ----------     ----------    ----------    -------

Sale revenue                  36,376,209     25,428,497    10,497,712     43.05%
Gross profit                  11,883,452      8,631,679     3,251,773     37.67%
Income from operations        10,280,462      7,193,520     3,086,942     42.91%
Net income                     7,534,039      5,201,521     2,332,518     44.84%
Gross profit margin                32.67%         33.94%                  -1.27%
Operating profit margin            28.26%         28.29%                  -0.03%
Net profit margin                  20.71%         20.46%                  -0.26%
Ratio of general
 administrative expenses
 to revenue                         3.50%          4.62%                  -1.12%
Ratio of selling expenses
 to revenue                         0.86%          1.04%                  -0.18%
Average inventory turnover
 days                           1,500.00%      1,500.00%
Turnover days of trade
 receivable                          102             96
Turnover days of trade
 payable                              48              50

REVENUES

For the year ended December 31, 2010, the Company achieved revenues of $36,376,209, representing an increase of $10,947,712 or 43.05% when compared to $25,428,497 for the same period in 2009. We attribute this increase mainly to
(i) higher demand by and among Chinese customers; (ii) our launch of several new products of the "Free Travel" series during the first six months of the 2010 year, which were specifically designed to appeal to the fashion conscious younger consumer demographic; (iii) our promotion of new products featured with heat insulation attracted more customers and translated into additional sales;
(iv) our marketing efforts, including the product shows in Fujian, Zhejiang and Jiangsu provinces where our sales have been historically low; and (v) our
efforts  to  extend  our  products  into  more  supermarkets   through  our  new
distributors in Fujian, Zhejiang and Jiangsu provinces. In particular, our revenue from the eastern section has increased by 114.85% due to the above factors.

GEOGRAPHIC SEGMENTS OF REVENUES IN THE YEARSE NDED DECEMBER 31, 2010 AND 2009:

                                  Year ended                   Year ended
                               December 31, 2010            December 31, 2009                Comparison
                             ---------------------        ----------------------        --------------------
                                  $            %              $              %              $            %
                             ----------     ------        ----------      ------        ----------     -----
International markets         7,550,038      20.76%        5,151,812       20.26%        2,398,226     46.55%
PRC market                   28,826,171      79.24%       20,276,685       79.74%        8,549,486     42.16%
The eastern section (1)       7,166,703      19.70%        3,335,603       13.12%        3,831,100    114.85%
The northern section (2)     12,797,751      35.18%        9,545,096       37.54%        3,252,655     34.08%
The southern section (3)      8,861,717      24.36%        7,395,986       29.08%        1,465,731     19.82%
Total revenues               36,376,209     100.00%       25,428,497      100.00%       10,947,712     43.05%

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

For the year ended December 31, 2010, $7,550,038 of our sales revenues were generated from foreign markets, representing an increase of 46.55% when compared to $5,151,812 for the same period in 2009. The Company has seen increasing penetration rate and brand recognition in South American market. In 2010, the Company strengthened its R&D in developing products for export.

For the year ended December 31, 2010, the domestic eastern market contributed $7,166,703 to the Company's sales revenue, representing an increase of 114.85%, when compared to $3,335,603 earned a year ago; The northern market generated sales revenues of $12,797,751, representing an increase of 34.08%, when compared to $9,545,096 for the same period in 2009; The southern market achieved sales revenues of $8,861,717, representing an increase of 19.82%, when compared to $7,395,986 for the same period in 2009. Such changes are mainly due to the following:

I) We complete a thorough sales adjustment and market expansion in eastern section, refined the sales mode taken by distributors and optimized the product structure. As a result, the sales in eastern section increase by 114.85% on year-on -year basis. In addition, the sales growth in Jiangsu and Zhejiang
Provinces contributed much to the sales revenue of eastern section. It accelerated our effort to enter the first-tier cities (such as Shanghai and Hangzhou).

2) The northern section market benefits from the year-over-year sales growth. For 2010, the sales increased by 34.08% from $9,545,096 to $12,797,751 under the support of refined product structure.

3) We have witnessed a sales growth rate of approximately 20% in southern section. Respectively, sales amount in some regions (such as Guangxi and Guizhou Provinces) are rather low due to the fewer retail terminals. Guangdong province continues to evidence increased sales. The sales revenue also increases as we properly utilize the sales terminals in larger supermarkets.

GROSS PROFIT AND GROSS PROFIT MARGIN

                                      Year ended
                                     December 31,                Comparison
                              -------------------------    ---------------------
                                 2010            2009        Amount         %
                              ----------     ----------    ----------    -------

Sales revenue                 36,376,209     25,428,497    10,947,712     43.05%
Cost of sales                 24,492,757     16,796,818     7,695,939     45.82%
Gross profit                  11,883,452      8,631,679     3,251,773     37.67%
Gross profit margin                32.67%         33.94%

For the fiscal year ended December 31, 2010, the Company's gross profit was $11,883,452, representing an increase of $3,251,773 or 37.67% as compared to $8,631,679 for the previous year.

For the fiscal year ended December 31, 2010, the Company's gross profit margin was 32.67%, representing a slight decrease of 1.27% compared with 33.94% in the same period of 2009. Such decrease is mainly due to the increase of employee salaries.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the year ended December 31, 2010, our selling expenses were $311,491, representing an increase of $47,742 or 18.10%, compared to $263,749 for the same period in 2009. The increase was mainly attributable to the larger amount of expenditure used in marketing: (i) we increased our sales force to assist the distributors in sales promotion; (ii) we provide allowances to distributors for their construction of brand image stores; (iii) we increased expenditures of free gifts provided to customers in promotion activities and (iv) we increased expenditure applied in products promotion and advertisement of image stores.

For the year ended December 31, 2010, the administrative expenses were $1,273,636, representing an increase of 8.45% compared to $1,174,410 of the same period in 2009. The increase was mainly because the salaries to our executive officers increased by 10%.

FINANCE COST

For the fiscal year ended December 31, 2010, the finance cost was $287,176, representing an increase of $162,969 or 131.21% comparing to $124,207 for the same period in 2009. The increase primarily relates to increase in debt servicing cost on the huge increase in bank loans which were applied to the marketing expansion, consolidated construction of retails and the new factory.

NET PROFIT

For the fiscal year ended December 31, 2010, the net profit was $7,534,039, representing an increase of $2,332,518 or 44.84% compared to $5,201,521 for the same period in 2009, primarily as a result of the growth in revenues and profit margin.

NET PROFIT MARGIN

For the fiscal year ended December 31, 2010, the net profit margin is 20.71%, representing an increase of 0.25% compared to 20.46% for the same period in 2009.

LIQUIDITY AND CAPITAL RESOURCES

As of December 31, 2010, our total assets were $35,489,537, which consist of cash and cash equivalents of $5,815,257, trade receivables of $13,094,012, inventories of $1,232,557, prepayments and other receivable of $249,118, advances to customers and distributors of $1,293,733, properties, plant and equipment of $7,592,866, intangible asset of $190,505 and land use rights of $6,021,489.

As of December 31, 2010, total liabilities were $14,477,839. Total liabilities are composed of trade payables of $2,988,361, short-term loans of $4,717,870, income tax payable of $ 1,248,649, amount due to a director of $1,998,085 and other payables and accrued expense of $3,524,874. As of December 31, 2010, stockholders' equity was $21,011,698. As of December 31, 2010, the gearing ratio is 40.80%.

We offer what we believe to be reasonable credit limits to our customers at credit terms of 180 days to maintain control of trade receivable. The average turnover was 102 days for our trade receivable for the fiscal year of 2010, while the average turnover was 96 days for our trade receivable in the same period of 2009.

For the fiscal year ended December 31, 2010, the average inventory trade turnover was 15 days for our inventories which was the same for the same period of 2009.

Our cash and bank deposits are mainly denominated in RMB, while the revenue, expense, assets and liabilities are denominated in RMB and US dollars. The PRC currency is exchanged to US dollars at a floating rate. It did not have any substantial impact on our financial condition because we own few assets denominated in US dollars.

CASH FLOW

As of December 31, 2010, our cash and cash equivalents were $5,815,257, representing an increase of $1,490,081, compared to $4,325,176 for the same period of 2009. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. In addition to cash from operating activities, we also maintain loan arrangements with state-owned banks (e.g. Agricultural Bank of China, Construction Bank of China, etc.) for our capital requirements. Our future capital expenditures will include building new manufacturing facilities, improving and upgrading our existing production facilities, expanding product lines, research and development capabilities, and making acquisitions as we deem appropriate. We believe that we have adequate cash to fund our operations and to meet our anticipated cash requirements for the next 12 months. If we need additional cash, we may seek to raise capital either through the issuance of stock or increase our borrowing level with our lender.

As of December 31, 2010, net cash used in operating activities was $723,420. Net cash used in investing activities was $996,992. Such cash was mainly used in the construction of the new production facility.

As of December 31, 2010, net cash provided by financing activities was $3,026,788.

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

OFF BALANCE SHEET ARRANGEMENTS

The Company does not have any off balance sheet arrangements.

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

ITEM 9. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURES

None.

ITEM 9A. CONTROLS AND PROCEDURES

As of the end of the period covered by this Annual Report, under the supervision and with the participation of management, including the Chief Executive Officer and Chief Financial Officer (the "Certifying Officers"), the Company conducted an evaluation of its disclosure controls and procedures. As defined in Rules 13a-15(e) and 15d-15(e) of the Exchange Act, the term "disclosure controls and procedures" means controls and other procedures of an issuer that are designed to ensure that information required to be disclosed by the issuer in the reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported, within the time periods specified in the Commission's rules and forms. Disclosure controls and procedures include, without limitation, controls and procedures designed to ensure that information required to be disclosed by an issuer in the reports that it files or submits under the Exchange Act is accumulated and communicated to the issuer's management, including the Certifying Officers, to allow timely decisions regarding required disclosure. Based on this evaluation, the Certifying Officers have concluded that the Company's disclosure controls and procedures were effective as of December 31, 2010.

MANAGEMENT'S REPORT ON INTERNAL CONTROL OVER FINANCIAL REPORTING

Our management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Exchange Act Rule 13a-15(f)). Under the supervision and with the participation of our management, including our Chief Executive Officer and Chief Financial Officer, we conducted an evaluation of our internal control over financial reporting as of December 31, 2010, based on the framework in Internal Control Integrated Framework issued by the Committee of Sponsoring Organizations (COSO) of the Treadway Commission. Based on our evaluation under the framework in Internal Control - Integrated Framework, management concluded that our internal control over financial reporting was effective as of December 31, 2010.

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

The management's assessment of internal controls over financial reporting was not subject to auditor attestation as of December 31, 2010 pursuant to rules of the Securities and Exchange Commission. Accordingly, this Annual Report does not include an attestation report by our independent registered public accounting firm regarding internal control over financial reporting.

CHANGES IN INTERNAL CONTROLS OVER FINANCIAL REPORTING

There was no change in the Company's internal control over financial reporting during the most recently completed fiscal year that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

ITEM 9B. OTHER INFORMATION

None.

                                    PART III

ITEM 10. DIRECTORS, EXECUTIVE OFFICERS AND CORPORATE GOVERNANCE

DIRECTORS AND EXECUTIVE OFFICERS

The following sets forth the name and position of each of our current executive officers and directors.

Name                 Age                         Position
----                 ---                         --------

Haiting Li           46     Chairman of the Board, Chief Executive Officer,
                            President, and Secretary

Zhong Zhao           46     Chief Financial Officer and Treasurer

Rongyan Ding         47     Director

Fuhsin Chen          66     Independent director

Minghua Liu          50     Independent director

Erik Vonk            57     Independent director

The following is a summary of the biographical information of our directors and officers:

HAITING LI Mr. Li became a director and our Chief Executive Officer and General Manager on November 11, 2009 when we completed our reverse acquisition of Peakway. Before the reverse acquisition, Mr. Li had served as the chairman and CEO of Pacific Shoes since 2000 and as the Chairman and CEO of Baopiao Shoes since 2006. Mr. Li served as the general manager of Pacific Shoes from 1993 to 2000. He served as the manager of Jinjiang Xinxing Footwear Factory from 1989 to 1993. He worked as the technician of Footwear Jinjiang Handai Factory from 1982 to 1989. Mr. Li's industry expertise and day to day leadership, as Chief Executive Officer of our Company, provides him with intimate knowledge of our operations.

ZHONG ZHAO Mr. Zhao became our CFO on November 11, 2009. Mr. Zhao had been the CFO of Pacific Shoes and Baopiao Shoes since January 8, 2009. He served as the financial manager of Beijing Telestone Technology Corporation from March 2004 to December 2008, and as the financial manager of Hubei Dangyang Hydraulic Engineering Bureau from July 1990 to 2003. Mr. Zhao brings his experience in the accounting field to the Company's day to day operations.

RONGYAN DING Mr. Ding became a director of the Company on November 11, 2009. Mr. Ding had been the deputy general manager of Pacific Shoes since 2003. From 1992 to 2002 he was engaged in the wholesale of footwear in Zhengzhou City, Henan Province. Mr. Ding brings industry expertise and experience to the Company in his management of our production and operations.

FUHSIN CHEN Mr. Chen became our independent director on November 11, 2009. Mr. Chen joined the footwear industry since 1965. His experience includes serving as director of General Manager of Xieruan Technology Company from 2002 to 2008, as the president of shoe- training class of Kechuang Shoemaking Training Center from 2002 to 2008, as the president of Fuhsin Chen footwear sample studio in Taiwan from 2000 to 2002, as the president of Fuhsin Chen Shoe Pattern Workroom in Taiwan from 1987 to 2000. Mr. Chen owns the Patent of Manufacturing System and Manufacturing Method on Footwear Edition-opening (Patent No.: i 271160). Mr. Chen's in-depth experience in the footwear industry, in various capacities for the past two decades brings a great deal of insight and value to our Board.

MINGHUA LIU Ms Liu became our independent director on November 11, 2009. She had been the General Manager of OSCAR Company (Taipei) from 1991 to 2008. From 1984 to 1991 she served as Shipping Manager of Yudong Company. Ms. Liu's brings general management perspective and insights for the benefit of our Board.

ERIK VONK Mr. Vonk became our independent director on November 11, 2009. From 2002 to 2007 he was Chairman and CEO of Gevity HR, a NASDAQ listed Company. Previously, he was President and CEO of Randstad North America and a Member of the Group Executive Board of Randstad NV, the world's third largest staffing company. This followed 14 years in international banking where he began his career. Mr. Vonk earned an undergraduate degree in Holland and holds an MBA from Golden Gate University, San Francisco (1984). Mr. Vonk brings his experience and expertise in the areas of capital raising, investor relations, financial management and analysis, and business strategy to the Board and the Company.

BOARD COMPOSITION AND COMMITTEES

Except as set forth below, there are no other family relationships between any of the Company's executive officers or directors. Mr. Rongyan Ding, our VP of Production and a management director, is Mr. Li's brother-in-law; Jingou Li, the Administrative Manager of the Company, is the nephew of Mr. Li.

There were no material changes to the procedures by which shareholders may recommend nominees to the Board since the Company's last disclosure of such policies.

No director or officer of the Company has, during the last 10 years, has been subject to or involved in any legal proceedings described under Item 401(f) of Regulation S-K, been convicted of any criminal proceeding (excluding traffic violations or similar misdemeanors), or been a party to a civil proceeding of a judicial or administrative body of competent jurisdiction and as a result of such proceeding was or is subject to a judgment, decree or final order enjoining future violations of, or prohibiting or mandating activities subject to, United States federal or state securities laws or finding any violations with respect to such laws.

BOARD OF DIRECTORS

The Board oversees the business affairs of our Company and monitors the performance of management. Each director holds office for the term for which he or she is elected or until his or her successor is duly elected. There has been no material change in the procedures by which shareholders may recommend nominees to the Company's Board.

AUDIT COMMITTEE

Erik Vonk currently serves as chairman of the Audit Committee. The Board has determined that Erik Vonk is an audit committee financial expert as defined by
Item 407(d) of Regulation S-K under the Securities Act and is "independent" within the meaning of Item 7(d)(3)(iv) of Schedule 14A under the Exchange Act. Other members of the Audit Committee are Fuhsin Chen and Minghua Liu. The Board has determined that each member of the Audit Committee is "independent" as required by the NYSE Amex Company Guide and under the federal securities laws. Notwithstanding the fact that the Company's securities are not listed on a U.S. securities stock exchange, the Board has determined to adhere to the "independence" standards set forth in the NYSE Amex Company Guide. The Audit Committee has a written charter adopted by the Board, which is available on the Company's website and at no charge by contacting the Company at its headquarters as listed on the cover page of this report. Information appearing on the Company's website is not part of this Annual Report.

The purpose of the Audit Committee is to assist the Board in its general oversight of the Company's financial reporting, internal controls and audit functions. As described in the Audit Committee Charter, which is available at the Company's website, the Audit Committee's primary responsibilities are to:

     * Review whether or not management has maintained the reliability and integrity of the accounting policies and financial reporting and disclosure practices of the Company;
     * Review whether or not management has established and maintained processes to ensure that an adequate system of internal controls is functioning within the Company;
     * Review whether or not management has established and maintained processes to ensure compliance by the Company with legal and regulatory requirements that may impact its financial reporting and disclosure obligations;
     * Oversee the selection and retention of the Company's independent public accountants, their qualifications and independence;
     * Prepare a report of the Audit Committee for inclusion in the proxy statement for the Company's annual meeting of shareholders;
     * Review the scope and cost of the audit, the performance and procedures of the auditors, the final report of the independent auditors; and
     *    Perform all other duties as the Board may from time to time designate.

CODE OF CONDUCT AND ETHICS

The Board had adopted and maintains a Code of Conduct and Ethics applicable to all directors, officers and employees, in compliance with Item 406 of Regulation S-K. A copy of this Code of Conduct is available at the Company's website, and is available at no charge by contacting the Company at its headquarters as listed on the cover page of this Annual Report. Information appearing on the Company's website is not part of this Annual Report.

SECTION 16(a) BENEFICIAL OWNERSHIP REPORTING COMPLIANCE

Section 16(a) of the Securities Exchange Act of 1934, as amended, requires officers, directors and persons who own more than ten percent of a registered class of equity securities to, within specified time periods, file certain reports of ownership and changes in ownership with the SEC. As of the date hereof, no forms have been furnished to the Company pursuant to Rule 16a-3 under this Act. It is the Company's understanding that none of the Forms 3, 4 or 5 required to be filed pursuant to Section 16(a) have been filed by the executive officers, directors and security holders required to file since the such persons have become subject to such reporting requirements following the change in shell status in November 2009. The Company is working diligently to obtain SEC filing codes and complete all such filings as soon as possible.

ITEM 11. EXECUTIVE COMPENSATION

SUMMARY COMPENSATION TABLE

The following table sets forth information regarding annual and long-term compensation with respect to the fiscal years ended December 31, 2010 and 2009, paid or accrued by us to or on behalf of those persons who were, during the fiscal year ended December 31, 2010, our Chief Executive Officer, Chief Financial Officer, and our most highly compensated executive officers (not including the CEO and CFO) (the "Named Executive Officers"). During 2010 and 2009, the Named Executive Officers consisted of the following persons.

     *    Haiting Li - Chairman, CEO, President and Secretary
     *    Zhong Zhao - Chief Financial Officer and Treasurer
     *    Yi  Chen  -  former  CEO,  CFO,   Secretary  and  director  until  his
          resignation on November 11, 2009
     * Susana Gomez - former CEO, CFO, Secretary and director until her resignation on October 22, 2009


     Name and                                                Option        All  Other
Principal Position      Year       Salary       Bonus       Awards(5)     Compensation      Total
------------------      ----       ------       -----       ---------     ------------      -----
Haiting Li, CEO(1)      2010      $     0      $     0       $    0          $     0       $     0
                        2009      $     0      $     0       $    0          $     0       $     0

Zhong Zhang, CFO (2)    2010      $15,000      $     0       $1,546          $     0       $16,546
                        2009      $15,000      $     0       $    0          $     0       $15,000

Susana Gomez,former     2010           --           --           --               --            --
Director, CEO, CFO      2009      $     0      $     0       $    0          $     0       $     0
and secretary (3)

Yi Chen, Former         2010           --           --           --               --            --
Director, CEO, CFO      2009      $     0      $     0       $    0          $     0       $     0
and secretary (4)

----------
(1) Mr. Haiting Li became our Chief Executive Officer and Chairman of the Board on November 11, 2009.
(2)  Mr. Zhong Zhao became our Chief Financial Officer on November 11, 2009.
(3) Ms. Susana Gomez served as our Director, CEO, CFO and secretary from September 8, 2008 until her resignation on October 22, 2009.
(4) Mr. Yi Chen served as our Director, CEO, CFO and secretary from October 2009 until his resignation on November 11, 2009.
(5) Amounts under Option Awards represent the grant date fair value of options granted during 2010.

EQUITY COMPENSATION, RETIREMENT AND DEFERRED COMPENSATION PLANS

Historically, we have not granted equity awards as a component of compensation. The terms and provisions of our 2010 Stock Option Plan are provided below. Currently, we do not provide any company sponsored retirement benefits to any employee, including the named executive officers. We do not have any bonus, deferred compensation or retirement plan. All decisions regarding compensation are determined by our Compensation Committee.

EMPLOYMENT  CONTRACTS  AND  TERMINATION  OF  EMPLOYMENT  AND   CHANGE-IN-CONTROL
ARRANGEMENTS

Fujian Jinjiang Pacific Shoes Co., Limited, our PRC-based operating company, has executed an employment agreement with Li Haiting, our President and Chief Executive Officer. The term of his employment is from December 5, 2007 through December 4, 2010, and has been extended for another 5 years. Haiting Li's annual salary under the terms of the agreement is $0, subject to adjustment in the Board's discretion. The agreement does not provide any change in control or severance benefits to the executive, and we do not have any separate change-in-control agreements with any of our executive officers.

Fujian Jinjiang Pacific Shoes Co., Limited, our PRC-based operating company, has executed an employment agreement with Zhong Zhao, our Chief Financial Officer, effective as of January 8, 2009. The term of his employment is from January 8, 2009 through January 7, 2014. Zhong Zhao's annual salary under the terms of the agreement is $15,000, subject to adjustment in the Board's discretion. The agreement does not provide any change in control or severance benefits to the executive, and we do not have any separate change-in-control agreements with any of our executive officers.

               Number of Securities          Number of Securities       Option       Option
              Underlying Unexercised       Underlying Unexercised      Exercise    Expiration
Name            Options Exercisable         Options Unexercisable       Price         Date
----            -------------------         ---------------------       -----         ----
Zhong Zhao            30,000                       70,000               $1.75       6-Jan-16
Huolian Li            18,000                       42,000               $1.75       6-Jan-16
Jingou Li             24,000                       56,000               $1.75       6-Jan-16
Qingfu Li             18,000                       42,000               $1.75       6-Jan-16
Qingpu Chen           24,000                       56,000               $1.75       6-Jan-16
Rongyan Ding          24,000                       56,000               $1.75       6-Jan-16
Yaqing Li              9,000                       21,000               $1.75       6-Jan-16
Zhiyan Li             21,000                       49,000               $1.75       6-Jan-16

COMPENSATION COMMITTEE

The duties of the Compensation Committee include establishing any director compensation plan or any executive compensation plan or other employee benefit plan which requires shareholder approval; establishing significant long-term director or executive compensation and director or executive benefits plans which do not require stockholder approval; determination of any other matter, such as severance agreements, change in control agreements, or special or supplemental executive benefits, within the Committee's authority; determining the overall compensation policy and executive salary plan; and determining the annual base salary, annual bonus, and annual and long-term equity-based or other incentives of each corporate officer, including the CEO. The CEO reviews the performance of the executive officers of the Company (other than the CEO) and, based on that review, the CEO makes recommendations to the Compensation Committee about the compensation of executive officers (other than the CEO). The CEO does not participate in any deliberations or approvals by the compensation committee or the Board with respect to his own compensation. The Compensation Committee makes recommendations to the Board about all compensation decisions involving the CEO and the other executive officers of the Company. The Board reviews and votes to approve all compensation decisions involving the CEO and the executive officers of the Company. The Compensation Committee and the Board will use data, showing current and historic elements of compensation, when reviewing executive officer and CEO compensation.

The Committee is empowered to review all components of executive officer and director compensation for consistency with the overall policies and philosophies of the Company relating to compensation issues. The Committee may retain and receive advice, in its sole discretion, from compensation consultants. The Compensation Committee does not currently employ compensation consultants in determining or recommending the amount or form of executive and director compensation. None of the members of our Compensation Committee is one of our officers or employees. None of our executive officers currently serves, or in the past year has served, as a member of the Board or compensation committee of any entity that has one or more executive officers serving on our Board or Compensation Committee. Our compensation committee consists of Fuhsin Chen and Minghua Liu (Chairman).

DIRECTOR COMPENSATION

Except as set forth below, the Company does not compensate our directors in connection with their services on the Board or standing committees of the Board. The Company provides reimbursements to its directors for reasonable travel, out-of-pocket and other expenses incidental to their attendance of the Board or committee meetings. In 2010, the Company paid a total of $13,500 in such expenses to all directors. In lieu of the foregoing expense reimbursement, Erik Vonk receives a quarterly retainer $4,500 from a less than 3% shareholder of the Company which covers Mr. Vonk's travel and other expenses related to his services on the Board and its committees. The Board has reviewed all such arrangements in light of the "independence" review and determined that it had no material effect on any such determination.

THE 2010 STOCK OPTION PLAN

In July 2010, our Board adopted and approved by unanimous written consent, the Company's 2010 Stock Option Plan (the "Plan"), under which stock option awards may be made to officers, directors and key employees of the Company. In December 2010, stockholders of the Company owning approximately 80% of the Company's outstanding shares of Common Stock approved the Plan by means of written consent of the stockholders. We have reserved 560,000 shares of common stock for issuance under the Plan, subject to customary anti-dilution and changes in capitalization adjustments. As of March 31, 2011, we had 0 shares issued and outstanding under the Plan.

General. The purposes of this Plan are, among others, to attract and retain the best available personnel, to provide additional incentives to employees, directors and consultants. In addition, the 2010 Plan is to advance the interests of the Company by providing to directors and officers of the Company and to other key employees of the Company who have substantial responsibility for the direction and management of the Company additional incentives to exert their best efforts on behalf of the Company, to increase their proprietary interest in the success of the Company, to reward outstanding performance and to provide a means to attract and retain persons of outstanding ability to the service of the Company.

Administration. The Plan will be administered by the Board or a standing committee thereof, which committee will be constituted in such a manner as to satisfy the applicable laws and, once appointed, such committee will continue to serve in its designated capacity until otherwise directed by the Board. The administrator of the Plan will have broad powers and authority to, among others, select and determine the individuals to whom options may be granted, grant terms, provisions and amounts, amend and interpret the terms of outstanding options, and, otherwise take such other action, not inconsistent with the terms of the Plan, as the administrator deems appropriate.

Eligibility. Under the 2010 Plan, awards may be granted from time to time to officers, directors and key employees. Each award under the Plan will be evidenced by a separate written agreement which sets forth the terms and conditions of the award. There is no maximum number of persons eligible to receive awards under the 2010 Plan, nor is there any limit on the amount of awards that may be granted to any such person. The administrator of the 2010 Plan may grant either incentive stock options (for purposes of Section 422 of the Internal Revenue Code of 1986, as amended (the "Code"), or non-qualified stock options under the Stock Option Plan. The administrator generally has the discretion to determine the persons to whom stock options will be granted, the numbers of shares subject to such options, the exercise prices of such options, the vesting schedules with respect to such options, the terms of such options, as well as the period, if any, following a participant's termination of service during which such option may be exercised, and the circumstances in which all or a portion of an option may become immediately exercisable or be forfeited. The written agreement may, but need not, include a provision whereby the optionee may elect at any time while an employee, director or consultant to exercise any part or all of the option prior to full vesting of the option. The term of each option will be the term stated in the option agreement, provided, however, that the term of an incentive share option will be no more than three years from the date of grant thereof.

Transferability of Options. Incentive share options may not be sold, pledged, assigned, hypothecated, transferred or disposed of in any matter other than by will or the laws of descent, and during the lifetime of the optionee, may only be exercised by the optionee. Other options may be transferred during the lifetime of the optionee if authorized by the administrator.

TERMINATION OF OPTIONS.

     * TERMINATION OF EMPLOYMENT. If an optionee is no longer an employee for any reason other than death or disability, the optionee has the right to exercise any vested option held within 90 days of the termination of employment.
     * DEATH OF OPTIONEE. Upon the death of optionee, any vested options must be exercised within 12 months.
     * DISABILITY OF OPTIONEE. Any vested option must be exercised within 12 months after optionee's termination of employment.

Option Exercise. The exercise or purchase price is to be determined by the Administrator; however, the Incentive Share Option per share exercise price shall not be less than 100% of the fair market value per share on the date of the grant, and the Non-Qualified Share Option per share exercise price shall not be less than 85% of the fair market value per share on the date of grant. An option is deemed to be exercised when the Company receives written notice and full payment for the options.

Corporate Transactions and Changes in Control. Unless expressly assumed in connection with a corporation transaction involving, among other things, merger, sale, transfer or other disposition of all or substantially all of the assets of the Company, complete liquidation or dissolution of the Company, or any reverse merger, all outstanding options under the Plan will terminate. In the event of a Change of Control transaction, the Administrator may determine that each outstanding option will automatically become fully vested and exercisable and be released from any repurchase or forfeiture rights. Any incentive stock option so accelerated will remain exercisable under the Code only to the extent the $100,000 dollar limitation of Section 422(d) of the Code is not exceeded.

Effective Date and Term of Plan. The Plan will become effective upon the earlier to occur of its adoption by the Board or its approval by the shareholders of the Company. It will continue in effect for a term of five years unless sooner terminated. The grant of incentive share options under the Plan will be subject to approval by the shareholders of the Company within twelve months after the date the Plan is adopted. Such shareholder approval will be obtained in the degree and manner required under applicable laws. The Administrator may grant incentive share options under the Plan prior to approval by the shareholders, but until such approval is obtained, no such options will be exercisable. In the event that shareholder approval is not obtained within the twelve month period provided above, all incentive share options previously granted under the Plan shall be exercisable as non-qualified share options.

Amendment or Termination of the Plan. The Board may at any time amend, suspend or terminate the Plan; provided, however, that no such amendment will be made without the approval of the Company's stockholders to the extent such approval is required by applicable or to the extent such amendment would change certain provisions of the Plan.

Reservation of Shares. The Company, during the term of the Plan, will at all times reserve and keep available such number of Shares as shall be sufficient to satisfy the requirements of the Plan.

Federal Income Tax Consequences. The following is a brief description of the Federal income tax consequences to the participants and the Company of the issuance and exercise of stock options under the 2010 Plan. All ordinary income recognized by a participant with respect to awards under the 2010 Plan shall be subject to both wage withholding and employment taxes. The deduction allowed to us for the ordinary income recognized by a participant with respect to an award under the 2010 Plan will be limited to amounts that constitute reasonable, ordinary and necessary business expenses.

INCENTIVE STOCK OPTIONS. In general, no income will result for Federal income tax purposes upon either the granting or the exercise of any incentive option issued under the 2010 Plan. If certain holding period requirements (at least two years from the date of grant of the option and at least one year from the date of exercise of the option) are satisfied prior to a disposition of stock acquired upon exercise of an incentive option, the excess of the sales price upon disposition over the option exercise price generally will be recognized by the participant as a capital gain, and the Company will not be allowed a business expense deduction. If the holding period requirements with respect to incentive options are not met, the participant generally will recognize, at the time of the disposition of the stock, ordinary income in an amount equal to the difference between the option price of such stock and the lower of the fair market value of the stock on the date of exercise and the amount realized on the sale or exchange. The difference between the option price of such stock and the fair market value of the stock on the date of exercise is a tax preference item for purposes of calculating the alternative minimum tax on a participant's federal income tax return. If the amount realized on the sale or exchange exceeds the fair market value of the stock on the date of exercise, then such excess generally will be recognized as a capital gain. In the case of a disposition prior to satisfaction of the holding period requirements which results in the recognition of ordinary income by the participant, we generally will be entitled to a deduction in the amount of such ordinary income in the year of the disposition. If a participant delivers shares of our Common Stock in payment of the option price, the participant generally will be treated as having made a like-kind exchange of such shares for an equal number of the shares so purchased, and no gain or loss will be recognized with respect to the shares surrendered in payment of said option price. In such a case, the participant will have a tax basis in a number of shares received pursuant to the exercise of the option equal to the number of shares of Common Stock used to exercise the option and equal to such participants tax basis in the shares of Common Stock submitted in payment of the option price. The remaining shares of Common Stock acquired pursuant to the exercise of the option will have a tax basis equal to the gain, if any, recognized on the exercise of the option and any other consideration paid for such shares on the exercise of the option.

Notwithstanding the foregoing, if a participant delivers any stock that was previously acquired through the exercise of an incentive stock option in payment of all or a portion of the option price of an option, and the holding period requirements described above have not been satisfied with respect to the shares of stock so delivered, the use of such stock to pay a portion of the option price will be treated as a disqualifying disposition of such shares, and the participant generally will recognize income.

NONQUALIFIED STOCK OPTIONS. The grant of nonqualified stock options under the Stock Option Plan will not result in any income being taxed to the participant at the time of the grant or in any tax deduction for us at such time. At the time a nonqualified stock option is exercised, the participant will be treated as having received ordinary income equal to the excess of the fair market value of the shares of Common Stock acquired as of the date of exercise over the price paid for such stock. At that time, we will be allowed a deduction for Federal income tax purposes equal to the amount of ordinary income attributable to the participant upon exercise. The participant's holding period for the shares of Common Stock acquired will commence on the date of exercise, and the tax basis of the shares will be the greater of their fair market value at the time of exercise or the exercise price.

ITEM 12. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT AND RELATED STOCKHOLDER MATTERS

The following table sets forth, as of March 31, 2011, based on information obtained from the persons named below, the beneficial ownership of shares of our Common Stock held by (i) each person known by us to be the owner of more than 5% of our outstanding shares of Common Stock, (ii) each director, (iii) each named executive officer, and (iv) all executive officers and directors as a group:

Name And Address of                      Amount And Nature of           Percent
Beneficial Owner (1)                     Beneficial Ownership           of Class
--------------------                     --------------------           --------

Cabo Development Limited (2)                  10,500,000                  70%
2nd Floor, Abbott Building,
Road Town,Tortola,
British Virgin Islands

Haiting Li (2)                                10,500,000                  70%

Zhong Zhao (3)                                    30,000                   2%

Fuhsin Chen (4)                                        0                   0
4F, No.1, Lane 36, Yongping Street,
Taipei, Taiwan

Minghua Liu (4)                                        0                   0
9F, No.92, Xingyun Street
Taipei, Taiwan

Erik Vonk (4)                                          0                   0
773 Hideaway Bay Drive
Longboat Key, Florida 34228

All Directors and Executive
Officers (a group of 5 persons)               10,530,000                  72%

----------
*    Less than 1%.
(1) Unless otherwise stated, the address of all persons in the table is No.78 Kanglong East Road, Handan Village, Chendai Town, Jinjiang City, Fujian Province, China. Unless otherwise stated below, each such person has sole voting and investment power with respect to all such shares and, under Rule 13d-3(d), shares not outstanding which are subject to options, warrants, rights or conversion privileges exercisable within 60 days are deemed outstanding for the purpose of calculating the number and percentage owned by such person, but are not deemed outstanding for the purpose of calculating the percentage owned by each other person listed. As of March 31, 2011, we had 15,000,000 shares of our common stock issued and outstanding.
(2) On November 11, 2009, we acquired Peakway in a reverse acquisition with Cabo Development Limited. As merger consideration for the Peakway shares received from the Cabo Development Limited, we issued and delivered to Cabo Development Limited 10,500,000 of our newly-issued shares of common stock. Cabo Development Limited is beneficially owned by Haiting Li, our Chief Executive Officer and President.

(3) Chief Financial Officer of the Company. On December 6, 2010, he was granted 100,000 options pursuant to 2010 Stock Option Plan. Of 30,000 options to purchase shares of the Company's common stock is vested on January 6, 2011.
(4)  Independent Director.

SECURITIES AUTHORIZED FOR ISSUANCE UNDER EQUITY COMPENSATION PLANS

The Company maintains the 2010 Stock Option Plan approved by its shareholders that authorizes awards representing up to 560,000 shares of common stock. As of the date hereof, we have issued 560,000 options pursuant to the Plan, 168,000 shares of which were already vested.

                               Number of Securities to Be
                                 Issued Upon Exercise of
                                  Outstanding Options,         Weighted Average Exercise      Securities Remaining
                                  Warrants, and Rights       Price of Outstanding Options     Available for Future
     Plan Category                      Weighted                 Warrants, and Rights               Issuance
     -------------                      --------                 --------------------               --------
Equity compensation plans
approved by security holders               0                            $1.75                        560,000

Equity compensation plans not
approved by security holders             n/a                              n/a                            n/a

     Total                                 0                            $1.75                        560,000

ITEM 13. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS, AND DIRECTOR
         INDEPENDENCE

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

During February 2008 and October 2008, Pacific Shoes provided five unsecured, non-interest bearing loans to our CEO and the Chairman of the Board, Haiting Li, in the total amount of RMB 31 million. In January 2009, the loans had been paid in full by Haiting Li out of the dividends he received from Pacific Shoes.

Our board of directors is charged with reviewing and approving all potential related party transactions. All such related party transactions must then be reported under applicable SEC rules. We have not adopted other procedures for review, or standards for approval, of such transactions, but instead review them on a case-by-case basis.

DIRECTOR INDEPENDENCE

Notwithstanding the fact that the Company's securities are not listed on a U.S. securities stock exchange, the Board has determined to adhere to the "independence" standards set forth in the NYSE Amex Company Guide. Our Board has determined that a majority of our directors and all current members of the Audit Committee, the Compensation Committee and the Nominating and Governance Committee are "independent" under such standards and that the members of the

Audit Committee are also "independent" for purposes of the US securities laws. The Board based these determinations primarily on a review of the responses of the directors and executive officers to questions regarding employment and transaction history, affiliations and family and other relationships and on discussions with the directors. Based upon information submitted to the Board and consistent with the foregoing requirements, the Board has determined that Fuhsin Chen, Minghua Liu and Erik Vonk are independent directors on the Board. None of such directors engage in any transaction, relationship or arrangement contemplated under Section 404(a) of Regulation S-K.

ITEM 14. PRINCIPAL ACCOUNTANT FEES AND SERVICES

On November 5, 2009, we dismissed Chang G. Park, CPA, as our independent auditor, and elected to appoint PKF, CPA as our independent auditor.

The committee has determined that the payments made to its independent accountant for these services are compatible with maintaining such auditor's independence. The principal accountant fees of the fiscal year 2010 and 2009 are as follows:

                                     Year 2010            Year 2009
                                     ---------            ---------
        Audit Fees (1)                $94,000              $94,000
        Audit-Related Fees(2)         $     0              $     0
        Tax Fees(3)                   $     0              $     0
        All Other Fees(4)             $     0              $     0
                                      -------              -------
        Total                         $94,000              $94,000
                                      =======              =======

----------
(1) During the fiscal years ended December 31, 2010 and 2009, PKF billed us $94,000 and $94,000 respectively in fees for professional services for the audit of our annual financial statements and the review of financial statements included in our Form 10-Q quarterly reports.
(2) During the fiscal years ended December 31, 2010 and 2009, PKF billed us $0 in fees for assurance and related services relating to the performance of the audit and review of the Company's financial statement.
(3) During the fiscal years ended December 31, 2010 and 2009, PKF billed us $0 in fees for professional services for tax planning and preparation.
(4) During the fiscal years ended December 31, 2010 and 2009, PKF billed us $0 in fees for all other services.

                                     PART IV

ITEM 15. EXHIBITS AND FINANCIAL STATEMENT SCHEDULES

(c) Exhibits

2.1 Share Exchange Agreement, dated as of November 5, 2009 among the Company, Cabo Development Limited, and Peakway Worldwide Limited (Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on November 12, 2009).
3.1 Certificate of Incorporation (Incorporated by reference from the Registrant's registration statement on Form S-1 filed with the SEC on March 26, 2008).
3.1.1 Certificate of Amendment of the Certificate of Incorporation (Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on November 12, 2009).
3.2 Bylaws (Incorporated by reference from the Registrant's registration statement on Form S-1 filed with the SEC on March 26, 2008).
10.1     Equity  Transfer  Agreement of Fujian  Baopiao Light Industry Co., Ltd.
         dated February 26, 2009 (Incorporated by reference from the Registrant's registration statement on Form S-1 filed with the SEC on March 26, 2008).
10.2 Equity Transfer Agreement of Fujian Jinjiang Pacific Shoes Co., Ltd. dated January 12, 2009 (Incorporated by reference from the Registrant's registration statement on Form S-1 filed with the SEC on March 26,
         2008).
10.3 Employment Agreement, dated December 5, 2007, by and between Fujian Jinjiang Pacific Shoes Co., Ltd. and Haiting Li (Incorporated by reference from the Registrant's Current Report on Form 8-K filed with the SEC on November 12, 2009).**
10.4 Loan Agreement, dated June 9, 2009, between Fujian Jinjiang Pacific Shoes Co., Ltd. and China Agricultural Bank, Jinjiang Branch (Incorporated by reference from the Registrant's registration statement on Form S-1 filed with the SEC on March 26, 2008).
10.5 Purchase Contract, dated January 11, 2008, by and between Fujian Jinjiang Pacific Shoes Co., Ltd. and Huachang Footwear Materials Company (Incorporated by reference from the Registrant's registration statement on Form S-1 filed with the SEC on March 26, 2008).
10.6 Distribution Agreement of Fujian Jinjiang Pacific Shoes Co., Ltd. dated April 30, 2009 (Incorporated by reference from the Registrant's registration statement on Form S-1 filed with the SEC on March 26,
         2008).
10.7 2010 Stock Option Plan (Incorporated by reference from Exhibit 10.1 filed with the Registrant's Current Report on Form 8-K filed with the Commission on July 6, 2010 (File No. 333-149898).**
14.1     Code of Ethics and Conduct
21.1     List of Subsidiaries*
23.1     Consent of Certified Public Accountants. *
31.1 Certification of Chief Executive Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.*
31.2 Certification of Chief Financial Officer pursuant to Rule 13a-14 and Rule 15d-14(a) of the Exchange Act.*
32.1     Certification  of the Chief  Executive  Officer  pursuant  to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*
32.2     Certification  of the Chief  Financial  Officer  pursuant  to 18 U.S.C.
         Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.*

----------
*  Filed herewith
** Management or compensatory contract, plan or arrangement

                                   SIGNATURES

Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                Pacific Bepure Industry Inc.


Dated: March 31, 2011           By: /s/ Haiting Li
                                    --------------------------------------------
                                    Haiting Li
                                    Chief Executive Officer
                                    (Principal Executive Officer)

Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of registrant and in the capacities and on the date as indicated.


Dated: March 31, 2011           By: /s/ Haiting Li
                                    --------------------------------------------
                                    Haiting Li
                                    Chief Executive Officer


Dated: March 31, 2011           By: /s/ Zhong Zhao
                                    --------------------------------------------
                                    Zhong Zhao
                                    Chief Financial Officer
                                    (Principal Financial and Accounting Officer)


Dated: March 31, 2011           By: /s/ Rongyan Ding
                                    --------------------------------------------
                                    Rongyan Ding
                                    Director


Dated: March 31, 2011           By: /s/ Fuhsin Chen
                                    --------------------------------------------
                                    Fuhsin Chen
                                    Independent Director


Dated: March 31, 2011           By: /s/ Minghua Liu
                                    --------------------------------------------
                                    Minghua Liu
                                    Independent Director


Dated: March 31, 2011           By: /s/ Erik Vonk
                                    --------------------------------------------
                                    Erik Vonk
                                    Independent Director

Pacific Bepure Industry Inc.
Consolidated Financial Statements
For The Fiscal Year Ended December 31, 2010

Index to Consolidated Financial Statements

                                                                            Page
                                                                            ----

Report of Independent Registered Public Accounting Firm                      F-2

Consolidated Balance Sheets                                                  F-3

Consolidated Statements of Income and Comprehensive Income                   F-4

Consolidated Statements of Cash Flows                                        F-5

Consolidated Statements of Stockholder's Equity                              F-7

Notes to Consolidated Financial Statements                                   F-8

            REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of directors and Stockholders of Pacific Bepure Industry Inc.

We have audited the accompanying consolidated balance sheets of Pacific Bepure Industry Inc. (the "Company") and its subsidiaries as of December 31, 2010 and 2009, and the related consolidated statements of income and comprehensive income, stockholders' equity and cash flows for each of the two years in the period ended December 31, 2010. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the consolidated financial position of the Company and its subsidiaries as of December 31, 2010 and 2009 and the consolidated results of their operations and their cash flows for each of the two years in the period ended December 31, 2010 in conformity with accounting principles generally accepted in the United States of America.


/s/ PKF
-----------------------------
PKF
Certified Public Accountants
Hong Kong, China
March 28, 2011

Pacific Bepure Industry Inc.
Consolidated Balance Sheets
(Stated in US Dollars)

                                                                           As of December 31,
                                                                  ----------------------------------
                                                                      2010                  2009
                                                                  ------------          ------------
ASSETS

Current assets
  Cash and cash equivalents                                       $  5,815,257          $  4,325,176
  Trade receivables                                                 13,094,012             7,274,214
  Prepayments and other receivables - Note 4                           249,118                69,618
  Advances to customers and distributors - Note 5                    1,293,733             2,934,000
  Inventories - Note 6                                               1,232,557               698,135
                                                                  ------------          ------------
      Total current assets                                          21,684,677            15,301,143

Properties, plant and equipment, net - Note 7                        7,592,866             6,407,851
Land use rights - Note 8                                             6,021,489             5,949,593
Intangible asset - Note 9                                              190,505               214,182
                                                                  ------------          ------------

TOTAL ASSETS                                                      $ 35,489,537          $ 27,872,769
                                                                  ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES
  Current liabilities
    Trade payables                                                $  2,988,361          $  3,477,541
    Other payables and accrued expenses - Note 10                    3,524,874             6,201,508
    Dividend payable - Note 11                                              --             2,019,252
    Loans payable - Note 12                                          4,717,870             1,467,000
    Amount due to a director - Note 14                               1,998,085                    --
    Income tax payable                                               1,248,649             1,986,162
                                                                  ------------          ------------

      Total current liabilities                                     14,477,839            15,151,463
                                                                  ------------          ------------

TOTAL LIABILITIES                                                   14,477,839            15,151,463
                                                                  ------------          ------------

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS' EQUITY
  Common stock : par value of $0.0001 per share
    Authorized 70,000,000 shares; issued and outstanding
    15,000,000 shares in 2010 and 2009                                   1,500                 1,500
  Additional paid-in capital                                         3,234,650             3,124,213
  Statutory reserve - Note 22                                          309,688               309,688
  Accumulated other comprehensive income                             1,987,222             1,341,306
  Retained earnings                                                 15,478,638             7,944,599
                                                                  ------------          ------------
TOTAL STOCKHOLDERS' EQUITY                                          21,011,698            12,721,306
                                                                  ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                        $ 35,489,537          $ 27,872,769
                                                                  ============          ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

                          Pacific Bepure Industry Inc.
           Consolidated Statements of Income and Comprehensive Income
                             (Stated in US Dollars)

                                                             Year ended December 31,
                                                      -----------------------------------
                                                          2010                   2009
                                                      ------------           ------------
Sales revenue                                         $ 36,376,209           $ 25,428,497
Cost of sales                                           24,492,757             16,796,818
                                                      ------------           ------------

Gross profit                                            11,883,452              8,631,679
                                                      ------------           ------------
Operating expenses
  Administrative expenses                                1,273,636              1,174,410
  Share-based compensation - Note 13                        17,863                     --
  Selling expenses                                         311,491                263,749
                                                      ------------           ------------
                                                         1,602,990              1,438,159
                                                      ------------           ------------

Income from operations                                  10,280,462              7,193,520
Other income - Note 16                                     164,488                 29,869
Finance costs - Note 17                                   (287,176)              (124,207)
                                                      ------------           ------------

Income before income taxes                              10,157,774              7,099,182
Income taxes - Note 18                                  (2,623,735)            (1,897,661)
                                                      ------------           ------------

Net income                                            $  7,534,039           $  5,201,521
                                                      ============           ============
Other comprehensive income
  Foreign currency translation adjustments                 645,916                 48,519
                                                      ------------           ------------

Total comprehensive income                            $  8,179,955           $  5,250,040
                                                      ============           ============
Earnings per share: - Note 19
  - Basic                                             $       0.50           $       0.46
  - Diluted                                           $       0.50           $       0.46
                                                      ============           ============
Weighted average number of shares: - Note 19
  - Basic                                               15,000,000             11,202,740
  - Diluted                                             15,006,915             11,202,740
                                                      ============           ============

                 The accompanying notes are an integral part of
                    these consolidated financial statements

Pacific Bepure Industry Inc.
Consolidated Statements of Cash Flows
(Stated in US Dollars)

                                                                          Year ended December 31,
                                                                   -----------------------------------
                                                                       2010                   2009
                                                                   ------------           ------------
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                       $  7,534,039           $  5,201,521
  Adjustments to reconcile net income to net cash
   flows (used in)/provided by operating activities:
     Depreciation                                                       154,778                150,905
     Amortization of intangible asset and land
      use rights recognized as expenses                                  59,211                 53,800
     Share-based compensation                                            17,863                     --
  Changes in operating assets and liabilities :
     Restricted cash                                                         --                 74,858
     Trade receivables                                               (5,421,280)            (1,136,883)
     Prepayments and other receivables                                 (172,339)               282,466
     Advances to customers and distributors                           1,693,233                     --
     Inventories                                                       (496,827)               (65,346)
     Trade payables                                                    (591,281)             2,322,560
     Other payables and accrued expenses                             (2,717,371)            (1,671,580)
     Income tax payable                                                (783,446)            (1,569,094)
                                                                   ------------           ------------
Net cash flows (used in)/provided by operating activities              (723,420)             3,643,207
                                                                   ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments to acquire properties, plant and equipment                  (968,948)              (783,852)
  Payment to acquire intangible asset                                   (28,044)                    --
                                                                   ------------           ------------
Net cash flows used in investing activities                            (996,992)              (783,852)
                                                                   ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceed from loans                                                  4,590,360              2,052,540
  Repayment of loans                                                 (1,476,000)            (3,505,121
  Dividend paid                                                              --               (735,966)
  Repayment of amount due to a director                                 (87,572)                    --
                                                                   ------------           ------------
Net cash flows provided by/(used in) financing activities             3,026,788             (2,188,547)
                                                                   ------------           ------------
Effect of foreign currency translation on cash and cash
 Equivalents                                                            183,705                 20,439
                                                                   ------------           ------------

Net increase in cash and cash equivalents                             1,490,081                691,247

Cash and cash equivalents - beginning of year                         4,325,176              3,633,929
                                                                   ------------           ------------

Cash and cash equivalents - end of year                            $  5,815,257           $  4,325,176
                                                                   ============           ============

Pacific Bepure Industry Inc.
Consolidated Statements of Cash Flows (cont'd)
(Stated in US Dollars)

                                                                          Year ended December 31,
                                                                   -----------------------------------
                                                                       2010                   2009
                                                                   ------------           ------------
Supplemental disclosures for cash flow information:-

Cash paid for:-
  Interest                                                          $  279,553             $  121,911
  Income taxes                                                      $3,407,181             $3,466,755
                                                                    ==========             ==========

Non-cash financing activities
  Expenses paid by a director as capital contribution               $   92,574             $  134,940
  Dividends - Note 11                                               $2,019,252             $4,544,372
                                                                    ==========             ==========


                 The accompanying notes are an integral part of
                    these consolidated financial statements

Pacific Bepure Industry Inc.
Consolidated Statements of Stockholders' Equity
(Stated in US Dollars)

                                      Common stock                               Accumulated
                                 -------------------    Additional   Statutory      other                        Total
                                   Number                paid-in      reserve    comprehensive   Retained     stockholders'
                                 of shares    Amount     capital     (Note 22)      income       earnings        equity
                                 ---------    ------     -------     ---------      ------       --------        ------

Balance, January 1, 2009        10,500,000    $ 1,050   $2,989,723    $309,688    $1,292,787    $10,042,668    $14,635,916
Net income                              --         --           --          --            --      5,201,521      5,201,521
Foreign currency translation
 adjustment                             --         --           --          --        48,519             --         48,519
Recapitalization                 4,500,000        450         (450)         --            --             --             --
Capital contribution to a
 subsidiary                             --         --      134,940          --            --             --        134,940
Dividend                                --         --           --          --            --     (7,299,590)    (7,299,590)
                                ----------    -------   ----------    --------    ----------    -----------    -----------

Balance, December 31, 2009      15,000,000    $ 1,500   $3,124,213    $309,688    $1,341,306    $ 7,944,599    $12,721,306

Net income                              --         --           --          --            --      7,534,039      7,534,039
Foreign currency translation
 adjustment                             --         --           --          --       645,916             --        645,916
Capital contribution to a
 subsidiary                             --         --       92,574          --            --             --         92,574
Share-based compensation                --         --       17,863          --            --             --         17,863
                                ----------    -------   ----------    --------    ----------    -----------    -----------

BALANCE, DECEMBER 31, 2010      15,000,000    $ 1,500   $3,234,650    $309,688    $1,987,222    $15,478,638    $21,011,698
                                ==========    =======   ==========    ========    ==========    ===========    ===========


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

Baopiao was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006 with registered capital of HK$50,000,000 (which are not divided into shares). As of December 31, 2010, its paid up capital was HK$16,370,478 of which HK$15,401,180 was certified. Baopiao had been under development and had not started commercial operations.

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

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and advances to customers and distributors. As of December 31, 2010 and 2009, all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to customers and distributors, the Company extends credit based on evaluations of the customers' and distributors' financial positions. The Company generally does not require collateral for customers and distributors.

During the reporting period, customers representing 10% or more of the Company's sales are as follows:-

                                                      Year ended December 31,
                                                --------------------------------
                                                   2010                  2009
                                                ----------            ----------

Taiwan Quanyi Xingye Co., Ltd.                  $7,506,167            $3,999,529
                                                ==========            ==========

Details of customers for 10% or more of the Company's trade receivables are:-

                                                      As of December 31,
                                                --------------------------------
                                                   2010                  2009
                                                ----------            ----------

Taiwan Quanyi Xingye Co., Ltd.                  $1,839,049            $1,009,848
                                                ==========            ==========

Cash and cash equivalents

Cash and cash equivalents include all cash, deposits in banks and other highly liquid investments with initial maturities of three months or less. As of December 31, 2010 and 2009, almost all the cash and cash equivalents were denominated in Renminbi ("RMB") and were placed with banks in the PRC. RMB are not freely convertible into foreign currencies and the remittance of these funds out of the PRC is subject to exchange control restrictions imposed by the PRC government.

The remaining insignificant balance of cash and cash equivalent denominated in United States dollars.

Allowance for doubtful accounts

The Company establishes an allowance for doubtful accounts based on management's assessment of the collectability of trade receivables. A considerable amount of judgment is required in assessing the amount of the allowance. The Company considers the historical level of credit losses and applies percentages to aged receivable categories. The Company makes judgments about the creditworthiness of each customer based on ongoing credit evaluations, and monitors current economic trends that might impact the level of credit losses in the future. If the financial positions of the customers are to deteriorate, resulting in their inability to make payments, a larger allowance may be required.

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

There was no provision of obsolete inventories made during the reporting period. Historically, the actual net realizable value is close to the management estimation.

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

Intangible asset

The intangible asset of the Company is comprised of accounting software and shoes designing software. The software is determined to have useful life of 5 years pursuant to the management experience. The software is stated at cost of purchase less accumulated amortization and any identified impairment losses in the annual impairment review.

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

Advertising and transportation expenses and development expenses

Advertising, transportation and other product-related costs are charged to expense as incurred.

Advertising expenses amounting to $64,273 and $100,990 for the years ended December 31, 2010 and 2009, respectively, were included in selling expenses.

Transportation expenses amounting to $46,552 and $35,195 for the years ended December 31, 2010 and 2009, respectively, were included in selling expense.

Research and development expenses amounting to $158,829 and $108,263 for the years ended December 31, 2010 and 2009 respectively in selling expenses.

General and administrative expenses

General and administrative expenses consist of office expenses, staff welfare, consumables, labor protection, design and salaries and wage which are incurred at the administrative level and exchange difference.

Share-based compensation

The Company adopted the provisions of ASC 718, which requires the use of the fair value method of accounting for share-based compensation. Under the fair value based method, compensation cost related to employee stock options or similar equity instruments which are equity-classified awards, is measured at the grant date based on the value of the award and is recognized over the requisite service period, which is usually the vesting period. ASC 718 also requires measurement of cost of a liability-classified award based on its current fair value.

Fair value of share options granted is determined using the Black-Scholes Option Valuation Model. Under this model, certain assumptions, including the risk-free interest rate, the expected life of the options and the estimated fair value of the Company's common stock and the expected volatility, are required to determine the fair value of the options. If different assumptions had been used, the fair value of the options would have been different from the amount the Company computed and recorded, which would have resulted in either an increase or decrease in the compensation expense.

Estimates

In preparing financial statements in conformity with accounting principles generally accepted in the United States of America, management makes estimates and assumptions that affect the reported amounts of assets and liabilities and disclosures of contingent assets and liabilities at the dates of the financial statements, as well as the reported amounts of revenues and expenses during the reporting periods. These accounts and estimates include, but are not limited to, the valuation of accounts receivable, inventories, deferred income taxes, share-based compensation and the estimation on useful lives of property, plant and equipment. Actual results could differ from those estimates.

Income taxes

The Company uses the asset and liability method of accounting for income taxes pursuant to ASC 740 "Income Taxes". Under the asset and liability method of ASC 740, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carry forward and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

Comprehensive income

The Company has adopted ASC 220, "Comprehensive Income", which establishes standards for reporting and display of comprehensive income, its components and accumulated balances. Components of comprehensive income include net income and foreign currency translation adjustments. As at December 31, 2010 and 2009, the only component of accumulated other comprehensive income was foreign currency translation adjustment.

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

For financial reporting purposes, the financial statements of the Company which are prepared using the functional currency have been translated into United States dollars. Assets and liabilities are translated at the exchange rates at the balance sheet dates and revenues and expenses are translated at the average exchange rates and stockholder's equity is translated at historical exchange rates. Any translation adjustments resulting are not included in determining net income but are included in foreign exchange adjustment to other comprehensive income as foreign exchange adjustments, a component of stockholders' equity. The exchange rates in effect as at December 31, 2010 and 2009 were RMB1 for $0.1517 and $0.1467, respectively. The average exchange rates for the years ended December 31, 2010 and 2009 were RMB1 for $0.1476 and $0.1466, respectively. There is no significant fluctuation in exchange rate for the conversion of RMB to United States dollars after the balance sheet date. Recorded in other comprehensive income are translation exchange gains which amounted to $645,916 and $48,519 for the two years ended December 31, 2010 and 2009 respectively.

Operating leases

Leases where substantially all the rewards and risks of ownership of assets remain with the lesser are accounted for as operating leases. Rental payables under operating lease are recognized as expense on a straight-line basis over the lease term.

Basic and diluted earnings per share

The  Company  reports  basic  earnings  per  share  in  accordance  with ASC 260
"Earnings Per Share". Basic earnings per share is computed using the weighted average number of shares outstanding during the periods presented. The weighted average number of share of the Company represents the common stock outstanding during the reporting period.

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

Recently issued accounting pronouncements

ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS (INCLUDED IN AMENDED TOPIC ASC 860 "TRANSFERS AND SERVICING", PREVIOUSLY STATEMENT OF FINANCIAL ACCOUNTING STANDARDS ("SFAS") NO. 166, "ACCOUNTING FOR TRANSFERS OF FINANCIAL ASSETS - AN AMENDMENT OF FASB NO. 140."). The amended topic addresses information a reporting entity provides in its financial statements about the transfer of financial assets; the effects of a transfer on its financial position, financial performance, and cash flows; and a transferor's continuing involvement in transferred financial assets. Also, the amended topic removes the concept of a qualifying special purpose entity, limits the circumstances in which a transferor derecognizes a portion or component of a financial asset, defines participating interest and enhances the information provided to financial statement users to provide greater transparency. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic had no material impact on the Company's financial statements.

CONSOLIDATION OF VARIABLE INTEREST ENTITIES - AMENDED (INCLUDED IN AMENDED TOPIC ASC 810 "CONSOLIDATION", PREVIOUSLY SFAS NO. 167 "AMENDMENTS TO FASB INTERPRETATION NO. 46(R)"). The amended topic requires an enterprise to perform an analysis to determine the primary beneficiary of a variable interest entity; to require ongoing reassessments of whether an enterprise is the primary beneficiary of a variable interest entity and to eliminate the quantitative approach previously required for determining the primary beneficiary of a variable interest entity. The amended topic also requires enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. The amended topic is effective for the first annual reporting period beginning after November 15, 2009 and was effective for us as of January 1, 2010. The adoption of this amended topic had no material impact on the Company's financial statements.

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

The FASB issued ASU No. 2010-02, "Consolidation (Topic 810) Accounting and Reporting for Decreases in Ownership of a Subsidiary - a Scope Clarification". This amendment affects entities that have previously adopted Topic 810-10 (formally SFAS No. 160). It clarifies the decrease in ownership provisions of Subtopic 810-10 and removes the potential conflict between guidance in that Subtopic and asset derecognition and gain or loss recognition guidance that may exist in other US GAAP. An entity will be required to follow the amended guidance beginning in the period that it first adopts SFAS No. 160 (now included in Subtopic 810-10). For those entities that have already adopted SFAS No. 160, the amendments are effective at the beginning of the first interim or annual reporting period ending on or after December 15, 2009. The amendments should be applied retrospectively to the first period that an entity adopted SFAS No. 160. The adoption of this ASU update had no material impact on the Company's financial statements.

Fair value of financial instruments

ASC 820 "Fair Value Measurements and Disclosures" requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the ASC 323 fair value option was not elected. Except for collateralized borrowings disclosed below, the carrying amounts of other financial assets and liabilities approximate their fair values due to short maturities :-

                            As of December 31, 2010     As of December, 31, 2009
                           ------------------------    -------------------------
                            Carrying                    Carrying
                             amount      Fair value      amount       Fair value
                           ----------    ----------    ----------     ----------
Collateralized short-term
 bank loans                $4,717,870    $4,713,661    $1,467,000     $1,464,258
                           ==========    ==========    ==========     ==========

The fair values of collateralized borrowings are based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

It is management's opinion that the Company is not exposed to significant price or credit risks arising from these financial instruments.

4. PREPAYMENTS AND OTHER RECEIVABLES

                                                     As of December 31,
                                            ----------------------------------
                                                 2010                  2009
                                            ------------          ------------

Prepayments to suppliers                    $    131,846          $         --
Advances to staff                                117,272                69,618
                                            ------------          ------------
                                            $    249,118          $     69,618
                                            ============          ============

5. ADVANCES TO CUSTOMERS AND DISTRIBUTORS

                                                     As of December 31,
                                            ----------------------------------
                                                 2010                  2009
                                            ------------          ------------
Interest-free loans advanced to customers
 and distributors                           $  1,293,733          $  2,934,000
                                            ============          ============

During the years 2010 and 2009, in order to improve the market share and increase the number of retailing points in the PRC, the management advanced cash to the potential retailers for them to increase the number of retail shops and distribution points in the related provinces in which they are located. The amounts are interest-free, unsecured and payable upon demand.

6. INVENTORIES

                                                     As of December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------

Raw materials                               $    227,572          $    307,077
Work-in-progress                                 445,249               161,297
Finished goods                                   559,736               229,761
                                            ------------          ------------
                                            $  1,232,557          $    698,135
                                            ============          ============

7. PROPERTIES, PLANT AND EQUIPMENT

                                                     As of December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------
Costs:
  Plant and machinery                       $    985,609          $    904,816
  Office equipment                               115,060                71,995
  Buildings                                    1,337,557             1,293,472
                                            ------------          ------------
                                               2,438,226             2,270,283

Accumulated depreciation                      (1,261,688)           (1,066,269)
Construction-in-progress                       6,416,328             5,203,837
                                            ------------          ------------
                                            $  7,592,866          $  6,407,851
                                            ============          ============

During the reporting period, depreciation is included in:-

                                                 Year ended December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------

Cost of sales and overhead                  $     90,563          $     91,235
Administrative expenses                           64,215                59,670
                                            ------------          ------------
                                            $    154,778          $    150,905
                                            ============          ============

As of December 31, 2010 and 2009, buildings with carrying value of $852,833 and $868,185 respectively, were pledged for the collateralized bank loans (Note
12a).

Construction-in-progress consist mainly the new factory and warehouse under construction.

8. LAND USE RIGHTS

                                                     As of December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------
Land use rights:-
  Cost                                      $  6,414,392          $  6,202,975
  Accumulated amortization                      (392,903)             (253,382)
                                            ------------          ------------
                                            $  6,021,489          $  5,949,593
                                            ============          ============

The Company obtained the rights from the relevant PRC land bureau for a period of 50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

As of December 31, 2010 and 2009, a land use right with carrying value of $6,021,489 and $48,734 respectively, was pledged for a collateralized bank loan (Note 12a).

During the two years ended December 31, 2010 and 2009, amortization for land use rights amounted to $127,347 and $129,082, of which $126,320 and $128,062 have been capitalized in construction-in-progress, respectively.

The estimated amortization of land use rights for the five succeeding years are as follows:-

       Year
       ----

       2011                                                       $    127,347
       2012                                                            127,347
       2013                                                            127,347
       2014                                                            127,347
       2015                                                            127,347
                                                                  ------------
                                                                  $    636,735
                                                                  ============

9. INTANGIBLE ASSET

                                                     As of December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------
Software:-
  Cost                                      $    332,223          $    293,400
  Accumulated amortization                      (141,718)              (79,218)
                                            ------------          ------------
                                            $    190,505          $    214,182
                                            ============          ============

The software represents integrated software in designing footwear and an accounting software, which were purchased by Pacific Shoes. Pursuant to the management experience, both software estimated useful lives were 5 years. Since their acquisition, an annual impairment review was performed by management and no impairment was identified.

During the year ended December 31, 2010 and 2009, amortization for software amounted to $59,800 and $52,780 respectively.

The estimated amortization of software for the four succeeding years are as follows:-

       Year

       2011                                                       $     59,800
       2012                                                             59,800
       2013                                                             59,800
       2014                                                             11,105
                                                                  ------------
                                                                  $    190,505
                                                                  ============

10. OTHER PAYABLES AND ACCRUED EXPENSES

                                                     As of December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------

Value added tax and other tax payable       $  1,712,724          $  4,417,015
Staff welfare payables (Note 10a)              1,046,724             1,163,898
Accrued expenses and other payables              536,147               211,386
Salaries payable                                 229,279               409,209
                                            ------------          ------------
                                            $  3,524,874          $  6,201,508
                                            ============          ============

Notes:-

a) Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

11. DIVIDEND PAYABLE

On January 26, 2009, the Company declared interim dividend, amounting to $7,299,590 (RMB50,000,000) with an outstanding balance of $2,019,252 as of December 31, 2009. During 2010, the amount was transferred to a current account with a director.

12. LOANS PAYABLE

                                                     As of December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------
Collateralized short-term bank
 loans (Note (a))                           $  3,079,510          $  1,467,000
Uncollateralized short-term bank
 loans (Note (b))                              1,638,360                    --
                                            ------------          ------------
                                            $  4,717,870          $  1,467,000
                                            ============          ============

Notes:-

a) The bank loans are denominated in RMB and carried average interest rate as of December 31, 2010 and 2009 at 5.82% and 6.02%, respectively.

     The bank loans were collateralized by the buildings and land use right with carrying values of $852,833 (Note 7) and $6,021,489 (Note 8), respectively, and guaranteed by Mr. Haiting Li, the sole director of the Company and his brother and a third party.

     During the reporting period, there was no covenant requirement under the banking facilities granted to the Company.

b) The bank loans were collaterized by trade receivables of $1,638,360. These trade receivables pledged had been settled during the year.

13. SHARE-BASED COMPENSATION

The Company granted share options to employees and a director to reward for services.

(a) On December 6, 2010, the Company has granted 3 tranches of share option. The option granted was designated as Incentive Stock Option. The Board of Directors adopted the Pacific Bepure Industry Inc. Stock Option Plan (the "2010 Plan") and the plan was approved by the Annual General Meeting on January 14, 2011. The 2010 Plan authorized the issuance of 560,000 options of the Company's common stock. The exercise price of the options granted, pursuant to the 2010 Plan, must be at least equal to the fair market value of the Company's common stock at the date of grant.

     Pursuant to the Plan, the Company issued 560,000 options with an exercise price of $1.75 per share on December 6, 2010. The three tranches of options will vest and become exercisable from the date of January 5, 2011 to January 5, 2013.

A summary of share option plan activity for the year ended December 31, 2010 is presented below:

                                                Number of        Exercise price
                                                 shares            per share
                                                --------           ---------

Outstanding as of January 1, 2010                     --            $     --
  Granted                                        560,000                1.75
  Exercised                                           --                  --
  Forfeited                                           --                  --
  Cancelled                                           --                  --
                                                --------            --------

Outstanding as of December 31, 2010              560,000            $   1.75
                                                ========            ========

Exercisable as of December 31, 2010                   --            $     --
                                                ========            ========

The grant-date fair values for tranches 1, 2 and 3 of options granted in 2010 are $0.62, $0.67 and $0.72 per share respectively. Compensation expense of $17,863 arising from abovementioned share options granted was recognized for the year ended December 31, 2010.

The fair values of the above option awards were estimated on the date of grant using the Black-Scholes Option Valuation Model with the following assumptions.

                                  Tranche 1        Tranche 2        Tranche 3
                                  ---------        ---------        ---------

Expected life                    2.583 years      3.083 years      3.583 years
Expected dividends                      Nil              Nil              Nil
Expected volatility                  54.743%          54.743%          54.743%
Risk-free interest rate               1.572%           1.572%           1.572%

14. AMOUNT DUE TO A DIRECTOR

The amount is interest-free, unsecured and repayable on demand.

15. COMMITMENTS AND CONTINGENCIES

     a.   Capital commitment

          As of December 31, 2010 and 2009, the Company had capital commitments in respect of the construction of properties, amounting to $47,116 and $351,211 respectively, which were contracted for but not provided for in the financial statements.

     b.   Operating lease arrangement

          As of December 31, 2010, there was no operating lease arrangement for the Company.

          The rental expense relating to the operating lease was $nil and $10,942 for the years ended December 31, 2010 and 2009 respectively.

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

16. OTHER INCOME

                                                 Year ended December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------

Bank interest income                        $      3,883          $      8,430
Other income                                     160,605                21,439
                                            ------------          ------------
                                            $    164,488          $     29,869
                                            ============          ============

17. FINANCE COSTS

                                                 Year ended December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------

Bank loan interest expenses                 $    279,553          $    121,911
Bank charges                                       7,623                 2,296
                                            ------------          ------------
                                            $    287,176          $    124,207
                                            ============          ============

18. INCOME TAXES

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

PRC

On March 16, 2007, the National People's Congress approved the Corporate Income Tax Law of the People's Republic of China (the "New CIT Law"). The New CIT Law reduces the standard corporate income tax rate from 33% to 25% with effect from January 1, 2008. Pursuant to the New CIT Law, Pacific Shoes and Baopiao have been subjected to EIT at a unified rate of 25% from January 1, 2008 onwards.

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

The components of the provision for income taxes from continuing operation are:-

                                                 Year ended December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------

Current taxes - PRC                         $  2,623,735          $  1,897,661
Deferred taxes - PRC                                  --                    --
                                            ------------          ------------
                                            $  2,623,735          $  1,897,661
                                            ============          ============

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:-

                                                 Year ended December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------
Provision for income taxes at PRC
 statutory income tax rate - 25%            $  2,539,444          $  1,774,796
Non-deductible items                              84,291               122,865
                                            ------------          ------------
                                            $  2,623,735          $  1,897,661
                                            ============          ============

19. EARNINGS PER SHARE

The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated:

                                                 Year ended December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------
Numerator:
  Net income                                $  7,534,039          $  5,201,521
                                            ============          ============
Denominator:
  Weighted average common shares
   used to compute basic EPS                  15,000,000            11,202,740

Dilutive potential from assumed exercise
 of share options                                  6,915                    --
                                            ------------          ------------
Weighted average common shares
 used to compute diluted EPS                  15,006,915            11,202,740
                                            ============          ============

Earnings per share - Basic                  $       0.50          $       0.46

Earnings per share - Diluted                $       0.50          $       0.46
                                            ============          ============

All share and per share data have been adjusted to reflect the recapitalization of the Company in the RTO.

20. RELATED PARTIES TRANSACTIONS

Apart from the transactions as disclosed in Notes 12(a) and 14, the Company had no material transactions carried out with related parties during the reporting period.

21. TRADEMARKS

Pacific Shoes, currently owns two trademarks, namely ("Bepure"), and ("Dilks") which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2008.

22. STATUTORY RESERVE

                                                     As of December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------

Statutory reserve                           $    309,688          $    309,688
                                            ============          ============

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

For each of the two years in the period ended 31, 2010, no appropriation to this statutory reserve was made as the reserve reached 50% of the Pacific Shoes' registered capital and Baopiao did not make any profit during the reporting period.

23. DEFINED CONTRIBUTION PLAN

Pacific Shoes and Baopiao have defined contribution plans for all qualified employees in the PRC. Pacific Shoes and Baopiao and their employees are each required to make contributions to the plans at the rates specified in the plans. The only obligation of Pacific Shoes and Baopiao with respect to retirement schemes is to make the required contributions under the plans. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $265,048 and $159,711 for the two years ended December 31, 2010 and 2009, respectively.

24. SEGMENT INFORMATION

The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Companyi-s chief operating decision maker for making operating decisions and assessing performance as the source for determining the Companyi-s reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the Company and, as such, the Company has determined that the Company has one operating segments - footwear, as defined by ASC 280, Segments Reporting.

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:-

                                                     As of December 31,
                                            ----------------------------------
                                                2010                  2009
                                            ------------          ------------

PRC                                         $ 28,826,171          $ 20,276,685
Taiwan                                         7,550,038             5,151,812
                                            ------------          ------------
                                            $ 36,376,209          $ 25,428,497
                                            ============          ============

25. SUBSEQUENT EVENT

The Company has evaluated its activities subsequent to December 31, 2010 and concluded that, except for the information disclosed in the following paragraph, no transactions have occurred that would require recognition or disclosure in the consolidated financial statements.

On January 12, 2011, Baopiao Shoes pledged certain buildings under construction with carrying value of $4,505,490 to obtain banking facilities granted to Pacific Shoes.