Form 10-Q
period 2011-03-31
Pacific Bepure Industry Inc
filed 2011-05-20
CIK 1429426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended March 31, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of May 15, 2011, 15,000,000 shares of the Company's common stock, $0.0001 par value, were issued and outstanding.

                          Pacific Bepure Industry Inc.
                                Table of Contents

PART I   FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Condensed Consolidated Balance Sheets as of March 31, 2011
         (unaudited) and December 31, 2010                                     3

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the three months ended March 31, 2011 and 2010
         (unaudited)                                                           4

         Condensed Consolidated Statements of Cash Flows for the three
         months ended March 31, 2011 and 2010 (unaudited)                      5

         Condensed Consolidated Statement of Stockholders' Equity              7

         Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's Discussion and Analysis of Financial Condition and
         Results of Operations                                                24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           32

Item 4.  Controls and Procedures                                              32

Part II  OTHER INFORMATION

Item 1.  Legal Proceedings                                                    32

Item 1A. Risk Factors                                                         32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          32

Item 3.  Defaults upon Senior Securities                                      32

Item 4.  [Removed or reserved]                                                32

Item 5.  Other Information                                                    33

Item 6.  Exhibits                                                             33

Signatures                                                                    34

Pacific Bepure Industry Inc.
Condensed Consolidated Balance Sheets
As of March 31, 2011 and December 31, 2010
(Stated in US Dollars)

                                                                    As of                 As of
                                                                   March 31,           December 31,
                                                                     2011                  2010
                                                                 ------------          ------------
                                                                  (Unaudited)           (Audited)
ASSETS

Current assets
  Cash and cash equivalents                                      $  6,325,369          $  5,815,257
  Trade receivables                                                14,588,706            13,094,012
  Prepayments and other receivables - Note 5                          132,895               249,118
  Advances to customers and distributors - Note 6                   1,400,874             1,293,733
  Inventories - Note 7                                              1,232,363             1,232,557
                                                                 ------------          ------------
      Total current assets                                         23,680,207            21,684,677

Properties, plant and equipment, net - Note 8                       8,683,705             7,592,866
Land use rights - Note 9                                            6,027,039             6,021,489
Intangible asset - Note 10                                            176,677               190,505
                                                                 ------------          ------------

TOTAL ASSETS                                                     $ 38,567,628          $ 35,489,537
                                                                 ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

Current liabilities
  Trade and bills payables                                       $  2,265,033          $  2,988,361
  Other payables and accrued expenses - Note 11                     4,038,826             3,524,874
  Loans payable - Note 12                                           6,305,247             4,717,870
  Amount due to a director - Note 14                                2,010,856             1,998,085
  Income tax payable                                                1,646,985             1,248,649
                                                                 ------------          ------------
      Total current liabilities                                    16,266,947            14,477,839
                                                                 ------------          ------------

TOTAL LIABILITIES                                                  16,266,947            14,477,839
                                                                 ------------          ------------

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS' EQUITY
  Common stock : par value of $0.0001 per share
   Authorized 75,000,000 shares; issued and outstanding
   15,000,000 shares in 2011 and 2010 - Note 22                         1,500                 1,500
  Additional paid-in capital                                        3,311,321             3,234,650
  Statutory reserve - Note 23                                         309,688               309,688
  Accumulated other comprehensive income                            2,125,217             1,987,222
  Retained earnings                                                16,552,955            15,478,638
                                                                 ------------          ------------

TOTAL STOCKHOLDERS' EQUITY                                         22,300,681            21,011,698
                                                                 ------------          ------------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                       $ 38,567,628          $ 35,489,537
                                                                 ============          ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Income and Comprehensive Income For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

                                                              Three months ended
                                                                   March 31,
                                                      -----------------------------------
                                                          2011                   2010
                                                      ------------           ------------
                                                       (Unaudited)            (Unaudited)
Sales revenue                                         $  6,429,512           $  4,732,415
Cost of sales                                            4,365,338              3,049,666
                                                      ------------           ------------

Gross profit                                             2,064,174              1,682,749
                                                      ------------           ------------
Operating expenses
  Administrative expenses                                  427,638                321,013
  Selling expenses                                          71,541                 72,976
                                                      ------------           ------------
                                                           499,179                393,989
                                                      ------------           ------------
Income from operations                                   1,564,995              1,288,760
  Other income - Note 16                                    39,736                     --
  Other expenses                                                --                (26,717)
  Finance costs - Note 17                                  (94,753)               (61,237)
                                                      ------------           ------------

Income before income taxes                               1,509,978              1,200,806
Income taxes - Note 18                                    (435,661)              (314,825)
                                                      ------------           ------------

Net income                                            $  1,074,317           $    885,981
                                                      ============           ============
Other comprehensive income/(loss)
  Foreign currency translation adjustments                 137,995                (36,233)
                                                      ------------           ------------

Total comprehensive income                            $  1,212,312           $    849,748
                                                      ============           ============
Earnings per share: - Note 19
  - Basic                                             $      0.072           $      0.059
  - Diluted                                           $      0.071           $      0.059
                                                      ============           ============
Weighted average number of shares: - Note 19
  - Basic                                               15,000,000             15,000,000
  - Diluted                                             15,049,583             15,000,000
                                                      ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Cash Flows
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

                                                                      Three months ended
                                                                           March 31,
                                                             -----------------------------------
                                                                 2011                   2010
                                                             ------------           ------------
                                                              (Unaudited)            (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                 $  1,074,317           $    885,981
  Adjustments to reconcile net income to net
   cash used in operating activities:
     Depreciation                                                  36,207                 37,905
     Amortization of an intangible asset and
      land use rights recognized as expenses                       15,262                 13,420
     Share-based compensation                                      76,671                     --
  Changes in operating assets and liabilities:-
     Trade receivables                                         (1,406,466)              (947,023)
     Prepayments and other receivables                            117,434                (23,554)
     Advances to customers and distributors                       (98,555)                    --
     Inventories                                                    8,045                 91,993
     Trade and bills payables                                    (740,030)              (400,701)
  Other payables and accrued expenses                             489,840               (259,684)
     Income tax payable                                           389,098               (177,299)
                                                             ------------           ------------

Net cash flows used in operating activities                       (38,177)              (778,962)
                                                             ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments to acquire property, plant and equipment            (1,042,604)              (186,456)
                                                             ------------           ------------

Net cash flows used in investing activities                    (1,042,604)              (186,456)
                                                             ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Repayment of bank loans                                      (2,023,953)              (497,365)
  Proceeds from bank loans                                      3,576,157              2,238,141
  Dividend paid                                                        --               (228,162)
                                                             ------------           ------------

Net cash flows provided by financing activities                 1,552,204              1,512,614
                                                             ------------           ------------
Effect of foreign currency translation on cash
 and cash equivalents                                              38,689                (12,320)
                                                             ------------           ------------

Net increase in cash and cash equivalents                         510,112                534,876

Cash and cash equivalents - beginning of period                 5,815,257              4,325,176
                                                             ------------           ------------

Cash and cash equivalents - end of period                    $  6,325,369           $  4,860,052
                                                             ============           ============

              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed  Consolidated  Statements of Cash Flows (Cont'd)
For the three months ended March 31, 2011 and 2010
(Stated in US Dollars)

                                                                      Three months ended
                                                                           March 31,
                                                             -----------------------------------
                                                                 2011                   2010
                                                             ------------           ------------
                                                              (Unaudited)            (Unaudited)
Supplemental disclosures for cash flow information:-

Cash paid for:-
  Interest                                                   $     85,888           $     62,111
  Income taxes                                               $     46,563           $    492,124
                                                             ============           ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statement of Stockholder's Equity
(Stated in US Dollars)

                                      Common stock                                  Accumulated
                                  -------------------    Additional    Statutory      other                          Total
                                 Number of                paid-in       reserve    comprehensive    Retained     stockholders'
                                  Shares       Amount     capital      (Note 23)      income        earnings        equity
                                  ------       ------     -------      ---------      ------        --------        ------
Balance, December 31, 2010      15,000,000     $ 1,500   $3,234,650    $ 309,688    $1,987,222     $15,478,638    $21,011,698

Net income                              --          --           --           --            --       1,074,317      1,074,317

Foreign currency translation
 adjustment                             --          --           --           --       137,995              --        137,995

Share-based compensation                --          --       76,671           --            --              --         76,671
                               -----------     -------   ----------    ---------    ----------     -----------    -----------

Balance, March 31, 2011         15,000,000     $ 1,500   $3,311,321    $ 309,688    $2,125,217     $16,552,955    $22,300,681
                               ===========     =======   ==========    =========    ==========     ===========    ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


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

     The Company's primary operations consist of the business and operations of Peakway Worldwide Limited ("Peakway"), which acts as an investment holding company and currently has three subsidiaries namely, Alberta Holdings Limited ("Alberta"), Fuijang Jinjiang Pacific Shoes Company Limited
     ("Pacific Shoes") and Fujian Baopiao Light Industry Company Limited ("Baopiao").

     Peakway was incorporated in the British Virgin Islands (the "BVI") on November 3, 2006 as a limited liability company with authorized share capital of $50,000, divided into 50,000 common shares of $1 par value each. The issued share capital of Peakway is $1,000, divided into 1,000 common shares of $1 par value each.

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

     Baopiao was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006 with registered capital of HK$50,000,000 (which are not divided into shares). As of March 31, 2011, its paid up capital was HK$16,370,478 of which HK$15,401,180 was certified. Baopiao had been under development and had not started commercial operations.

     The Company, through its subsidiaries, is engaged in the design, manufacturing and trading of footwear under the brand names of "BEPURE" through a network across the PRC. The major target market of the Company's products is the PRC.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


2. BASIS OF PRESENTATION

     These unaudited condensed consolidated financial statements of the Company and its subsidiaries have been prepared in accordance with the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and note disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America (the "US GAAP") have been condensed or omitted from these statements pursuant to such rules and regulation and, accordingly, they do not include all the information and notes necessary for comprehensive consolidated financial statements and should be read in conjunction with our audited consolidated financial statements for the year ended December 31, 2010.

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

     CONCENTRATIONS OF CREDIT RISK

     Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and advances to customers and distributors. As of March 31, 2011 and December 31, 2010, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to customers and distributors, the Company extends credit based on evaluations of the customers' and distributors' financial positions. The Company generally does not require collateral for customers and distributors.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

     CONCENTRATIONS OF CREDIT RISK (CONT'D)

     During the reporting period, customers representing 10% or more of the Company's consolidated sales are as follows:-

                                                 Three months ended March 31,
                                                ------------------------------
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)         (Unaudited)

     Taiwan Quanyi Xingye Co., Ltd.             $2,411,561          $1,409,290
                                                ==========          ==========

     Details of customers for 10% or more of the Company's trade receivables are:-

                                                  As of                As of
                                                 March 31,          December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)

     Taiwan Quanyi Xingye Co., Ltd.             $3,296,345          $1,839,049
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

                               As of March 31, 2011     As of December, 31, 2010
                             -----------------------    ------------------------
                             Carrying                    Carrying
                              amount      Fair value      amount      Fair value
                            ----------    ----------    ----------    ----------
                            (Unaudited)   (Unaudited)    (Audited)     (Audited)

     Short-term bank loans  $6,305,247    $6,317,830    $4,717,870    $4,713,661
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

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

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

     The FASB issued Accounting Standards Update (ASU) No. 2009-13, Revenue Recognition (Topic 605): Multiple Deliverable Revenue Arrangements - A Consensus of the FASB Emerging Issues Task Force." This update provides application guidance on whether multiple deliverables exist, how the deliverables should be separated and how the consideration should be allocated to one or more units of accounting. This update establishes a selling price hierarchy for determining the selling price of a deliverable. The selling price used for each deliverable will be based on vendor-specific objective evidence, if available, third-party evidence if vendor-specific objective evidence is not available, or estimated selling price if neither vendor-specific or third-party evidence is available. The Company was required to apply this guidance prospectively for revenue arrangements entered into or materially modified after January 1, 2011; however, earlier application is permitted. The adoption of this ASU update had no material impact on the Company's financial statements.

     The FASB issued ASU 2010-06, Improving Disclosures about Fair Value Measurements. ASU 2010-06 amends ASC Topic 820 to require the following additional disclosures regarding fair value measurements: (i) the amounts of transfers between Level 1 and Level 2 of the fair value hierarchy; (ii) reasons for any transfers in or out of Level 3 of the fair value hierarchy and (iii) the inclusion of information about purchases, sales, issuances and settlements in the reconciliation of recurring Level 3 measurements. ASU 2010-06 also amends ASC Topic 820 to clarify existing disclosure requirements, requiring fair value disclosures by class of assets and liabilities rather than by major category and the disclosure of valuation techniques and inputs used to determine the fair value of Level 2 and Level 3 assets and liabilities. With the exception of disclosures relating to purchases, sales, issuances and settlements of recurring Level 3 measurements, ASU 2010-06 was effective for interim and annual reporting periods beginning after December 15, 2009. The disclosure requirements related to purchases, sales, issuances and settlements of recurring Level 3 measurements will be effective for financial statements for annual reporting

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT'D)

     periods beginning after December 15, 2010. The adoption of this ASU had no material impact on the Company's financial statements.

5. PREPAYMENTS AND OTHER RECEIVABLES

                                                  As of                As of
                                                 March 31,          December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)

     Prepayments to suppliers                   $   68,917           $  131,846
     Advances to staff                              63,978              117,272
                                                ----------           ----------

                                                $  132,895           $  249,118
                                                ==========           ==========

6. ADVANCES TO CUSTOMERS AND DISTRIBUTORS

                                                  As of                As of
                                                 March 31,          December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)
     Interest-free loans advanced to
      customers and distributors                $1,400,874          $1,293,733
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

7. INVENTORIES

                                                  As of                As of
                                                 March 31,          December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)

     Raw materials                              $  409,906          $  227,572
     Work-in-progress                              448,963             445,249
     Finished goods                                373,494             559,736
                                                ----------          ----------

                                                $1,232,363          $1,232,557
                                                ==========          ==========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


8. PROPERTIES, PLANT AND EQUIPMENT

                                                  As of                As of
                                                 March 31,          December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)
     Costs:
       Plant and machinery                      $   992,429         $   985,609
       Office equipment                             115,795             115,060
       Buildings                                  1,346,104           1,337,557
                                                -----------         -----------

                                                  2,454,328           2,438,226
     Accumulated depreciation                    (1,306,074)         (1,261,688)
     Construction-in-progress                     7,535,451           6,416,328
                                                -----------         -----------

                                                $ 8,683,705         $ 7,592,866
                                                ===========         ===========

     During the reporting period, depreciation is included in:-

                                                  Three months ended March 31,
                                                -------------------------------
                                                   2011                2010
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)

     Cost of sales and overheads                $    19,573         $    22,151
     Administrative expenses                         16,634              15,754
                                                -----------         -----------

                                                $    36,207         $    37,905
                                                ===========         ===========

     Notes: -

     As of March 31, 2011 and December 31, 2010, buildings with carrying value of $846,976 and $852,833 respectively, construction-in-progress with carrying amount of $4,505,490 and nil respectively, were pledged for the collateralized bank loans (Note 12b).

     Construction-in-progress consist mainly the new factory and warehouse under construction.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


9. LAND USE RIGHTS

                                                  As of                As of
                                                 March 31,          December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)

     Cost                                       $ 6,455,383         $ 6,414,392
     Accumulated amortization                      (428,344)           (392,903)
                                                -----------         -----------

                                                $ 6,027,039         $ 6,021,489
                                                ===========         ===========

     The Company obtained the rights from the relevant PRC land bureau for a period of 50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

     As of March 31, 2011 and December 31, 2010, the land use rights with carrying value of $6,027,039 and $6,021,489 respectively, was pledged for collateralized bank loans (Note 12b).

     During the three months ended March 31, 2011 and 2010, amortization for the land use rights amounted to $32,824 and $31,552 of which $32,559 and $31,298 have been capitalized in construction-in-progress, respectively.

     The estimated aggregate amortization expenses for the land use rights for the five succeeding years are as follows :-

     Year
     ----

     2011                                                            $  127,347
     2012                                                               127,347
     2013                                                               127,347
     2014                                                               127,347
     2015                                                               127,347
                                                                     ----------

                                                                     $  636,735
                                                                     ==========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


10. INTANGIBLE ASSET

                                                  As of                As of
                                                 March 31,          December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)
     Software
       Cost                                     $   334,346         $   332,223
       Accumulated amortization                    (157,669)           (141,718)
                                                -----------         -----------

                                                $   176,677         $   190,505
                                                ===========         ===========

     This software represents integrated software in designing footwear and purchased by Pacific Shoes. Pursuant to the management experience, this software estimated useful life was 5 years. Since its acquisition, an annual impairment review was performed by management and no impairment was identified.

     During the three months ended March 31, 2011 and 2010, amortization for intangible asset amounted to $14,997 and $13,166, respectively.

     The estimated aggregate amortization expenses for software for the three succeeding years are as follows :-

     Year

     2011                                                            $   59,800
     2012                                                                59,800
     2013                                                                57,077
                                                                     -----------

                                                                     $  176,677
                                                                     ==========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


11. OTHER PAYABLES AND ACCRUED EXPENSES

                                                  As of                As of
                                                 March 31,          December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)

     Value added tax and other tax payable      $2,383,742          $1,712,724
     Staff welfare payables (Note (a))           1,109,548           1,046,724
     Accrued expenses and other payables           267,054             536,147
     Salaries payable                              278,482             229,279
                                                ----------          ----------

                                                $4,038,826          $3,524,874
                                                ==========          ==========

     Notes:-

     (a) Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are covered by third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

12. LOANS PAYABLE

                                                  As of                As of
                                                 March 31,          December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)
     Collateralized short-term bank
      loans (Note (b))                          $4,778,553          $3,079,510
     Uncollateralized short-term bank
      loans                                      1,526,694           1,638,360
                                                ----------          ----------

                                                $6,305,247          $4,717,870
                                                ==========          ==========

     Notes:-

     (a) The bank loans are denominated in RMB and carried average interest rate as of March 31, 2011 and December 31, 2010 at 6.09% and 5.82% respectively.

          During the reporting period, there was no covenant requirement under the banking facilities granted to the Company.

     (b) These bank loans were collateralized by the buildings, construction-in-progress and land use right with carrying values of $846,976 (Note 8), $4,505,490 (Note 8) and $6,027,039 (Note 9),
          respectively, and guaranteed by Mr. Li Haiting, the sole director of the Company and his brother and a third party.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


13. SHARE-BASED COMPENSATION

     The Company granted share options to employees and a director to reward for services.

     On December 6, 2010, the Company has granted 3 tranches of share option. The option granted was designated as Incentive Stock Option. The Board of Directors adopted the Pacific Bepure Industry Inc. Stock Option Plan (the "2010 Plan") and the plan was approved in the Annual General Meeting on January 14, 2011. The 2010 Plan authorized the issuance of 560,000 options of the Company's common stock. The exercise price of the options granted, pursuant to the 2010 Plan, must be at least equal to the market value of the Company's common stock at the date of grant.

     Pursuant to the Plan, the Company issued 560,000 options with an exercise price of $1.75 per share on December, 6, 2010. The 3 tranches of options will vest and become exercisable from the date of January 5, 2011 to January 5, 2013.

     A summary of share option plan activity for the period ended March 31, 2011 is presented below:-

                                                    Number of     Exercise price
                                                      shares         per share
                                                     --------        ---------

     Outstanding as of January 1, 2011                560,000         $   1.75
       Granted                                             --               --
       Exercised                                           --               --
       Forfeited                                           --               --
       Cancelled                                           --               --
                                                     --------         --------

     Outstanding as of March 31, 2011                 560,000         $   1.75
                                                     ========         ========

     Exercisable as of March 31, 2011                 168,000         $   1.75
                                                     ========         ========

     The grant-date fair values for tranches 1, 2 and 3 of options granted in 2010 were $0.62, $0.67 and $0.72 per option respectively. Compensation expense of $76,671 arising from above mentioned share options granted was recognized for the three months ended March 31, 2011.

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

14. AMOUNT DUE TO A DIRECTOR

     The amount is interest-free, unsecured and repayable on demand. The directors consider the carrying amount approximates its fair value.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


15. COMMITMENTS AND CONTINGENCIES

     a.   CAPITAL COMMITMENT

          As of March 31, 2011 and December 31, 2010, the Company had capital commitment in respect of the construction of properties, amounting to $24,386 and $47,116 respectively, which was contracted but not provided for in the financial statements.

     b.   OPERATING LEASE COMMITMENT

          As of March 31, 2011, there was no operating lease arrangement for the Company.

          The rental expense was $6,087 for the three months ended March 31, 2011.

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

          The Company follows the practice of reporting its revenue for PRC tax purposes when invoices are issued. In the local statutory financial statements prepared under PRC GAAP, the Company recognized revenue on an "invoice basis" instead of when goods are delivered. Accordingly, despite the fact that the Company has made full tax provision in the financial statements, the Company may be subject to a penalty for the deferred reporting of tax obligations. The exact amount of penalty cannot be estimated with any reasonable degree of certainty. The directors consider it is very unlikely that the tax penalty will be imposed.

16. OTHER INCOME

                                                  Three months ended March 31,
                                                -------------------------------
                                                   2011                2010
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)

         Sales of scrap and materials           $    39,736         $        --
                                                ===========         ===========

17. FINANCE COSTS

                                                  Three months ended March 31,
                                                -------------------------------
                                                   2011                2010
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)

     Bank loan interest expenses                $   85,888          $   62,111
     Interest income - net                            (632)             (1,505)
     Bank charges                                    9,497                 631
                                                ----------          ----------

                                                $   94,753          $   61,237
                                                ==========          ==========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


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

     HONG KONG

     Alberta was incorporated in Hong Kong and is subject to profits tax rate of 16.5% (2010 : 16.5%). It is currently not subject to income taxes because it derived no taxable income during the reporting period.

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

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


18. INCOME TAXES (CONT'D)

     In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The Company adopted this ASC 740-10-25 on January 1, 2007. Under the New CIT Law which became effective on January 1, 2008, the Company might be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company might be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the RPC subsidiaries to their overseas holding companies might be exempted from 10% PRC withholding tax. Given that all of the Company's income is generated from the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future operation, the management considers that the impact arising from resident enterprise on the Company's financial position is not significant. The management evaluated the Company's tax positions and considered that no provision for uncertainty in income taxes is necessary as of March 31, 2011.

     The components of the provision for income taxes from continuing operation are:-

                                                  Three months ended March 31,
                                                -------------------------------
                                                   2011                2010
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)

     Current taxes - PRC                        $  435,661          $  314,825
     Deferred taxes - PRC                               --                  --
                                                ----------          ----------

                                                $  435,661          $  314,825
                                                ==========          ==========

     The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:-

                                                  Three months ended March 31,
                                                -------------------------------
                                                   2011                2010
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)
     Provision for income taxes at PRC
      statutory income tax rate - 25%           $  377,495          $  300,202
     Non-deductible items for tax                   58,166              14,623
                                                ----------          ----------

                                                $  435,661          $  314,825
                                                ==========          ==========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


19. EARNINGS PER SHARE

     The following table sets forth the computation of basic and diluted earnings per share ("EPS") for the periods indicated:-

                                                  Three months ended March 31,
                                                -------------------------------
                                                   2011                2010
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)
     Numerator:-
       Net income                               $ 1,074,317         $   885,981
                                                ===========         ===========
     Denominator:-
       Weighted average common shares used
        to compute basic EPS                     15,000,000          15,000,000
       Dilutive potential from assumed
        exercise of share options                    49,583                  --
                                                -----------         -----------

       Weighted average common shares used
        to compute diluted EPS                   15,049,583          15,000,000
                                                ===========         ===========

     Earnings per share - Basic                 $     0.072         $     0.059

     Earnings per share - Diluted               $     0.071         $     0.059
                                                ===========         ===========

     All  shares  and  per  share  data  have  been   adjusted  to  reflect  the
     recapitalization of the Company in the RTO.

20. RELATED PARTIES TRANSACTIONS

     Apart from the transactions as disclosed in Note 12(b) and 14 to the financial statements, the Company had no material transactions carried out with related parties during the period.

21. TRADEMARKS

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

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


23. STATUTORY RESERVE

     The Company's statutory reserve comprise of the following:-

                                                  As of                As of
                                                 March 31,          December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)

         Statutory reserve                      $  309,688          $  309,688
                                                ==========          ==========

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

     For the three months ended March 31, 2011 and 2010 respectively, no appropriation to this statutory reserve was made as the reserve reached 50% of the Pacific Shoes' registered capital and Baopiao did not make any profit during the periods.

24. DEFINED CONTRIBUTION PLAN

     Pacific Shoes and Baopiao have defined contribution plans for all qualified employees in the PRC. Pacific Shoes and Baopiao and their employees are each required to make contributions to the plans at the rates specified in the plans. The only obligation of Pacific Shoes and Baopiao with respect to retirement schemes are to make the required contributions under the plans. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $40,825 and $29,006 for the three months ended March 31, 2011 and 2010 respectively.

25. SEGMENT INFORMATION

     The Company uses the "management approach" in determining reportable operating segments. The management approach considers the internal organization and reporting used by the Company's chief operating decision maker for making operating decisions and assessing performance as the source for determining the Company's reportable segments. Management, including the chief operating decision maker, reviews operating results solely by monthly revenue and operating results of the Company and, as such, the Company has determined that the Company has one operating segments - footwear, as defined by ASC 280, Segments Reporting".

     All of the Company's  long-lived assets are located in the PRC.  Geographic
     information  about  the  revenues,   which  are  classified  based  on  the
     customers, is set out as follows:-

                                                  Three months ended March 31,
                                                -------------------------------
                                                   2011                2010
                                                -----------         -----------
                                                (Unaudited)         (Unaudited)

     PRC                                        $4,368,349          $3,279,645
     Taiwan                                      2,061,163           1,452,770
                                                ----------          ----------

                                                $6,429,512          $4,732,415
                                                ==========          ==========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


26. SUBSEQUENT EVENTS

     The Company evaluated all events or transactions that occurred after March 31, 2011 and through the date the financial statements were issued, and has determined that there are no material recognizable subsequent events nor transactions which would require recognition or disclosure in these condensed consolidated financial statements other than noted therein.

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

We are now a fully reporting issuer with our common stock publicly quoted on the OTC bulletin board under the symbol "PBEP". As of May 15th, 2011, we had 15,000,000 shares of common stock issued and outstanding.

BUSINESS REVIEW

The Company is mainly engaged in professional design, manufacture and distribution of sports and casual footwear through its Chinese Subsidiaries. We target at both female and male customers, particularly the 20-35 years old female consumers, among whom our Baopaio (or "Bepure") label has witnessed an increasing recognition. For three months ended March 31, 2011, the Company's sales revenues increased $1,697,097 or 35.86% to $6,429,512 compared with $4,732,415 in the same period of 2010.

The revenue growth is mainly attributable to the increasing demand for our sport and casual footwear products in the PRC market where consumers are in transition to much healthier and more fashion life styles, supported by stronger purchasing power and higher demand.

According to the market demand and overall marketing situation of 2010, in the first quarter of 2011, we targeted products research and development in business operation in order to achieve the following objectives:

     * To improve our R&D capabilities. We added R&D personnel to expand the R&D team.

     * To refine the sophistication and skill of our R&D team. During the first quarter of 2011, we retained some senior members through performance appraisal system to enhance our R&D concept to comply with the prevailing fashion trends , and

     * To improve the product quality. We conducted a comprehensive adjustment among all products to adjust shadesi(cent)materials and techniques. We improved overall color palette and we put more limits on the procurement of raw materials to ensure the high quality of the products.

We innovate because it is critical for us to remain in step with consumers' tastes, choices and fashions.

BRAND PROMOTION

As of March 31, 2011, a classified promotion was implemented for both the products online and in retail shops. For the Bepure official online store, we aimed to improve the brand recognition mainly through advertisement; for the retail shops, we renewed the unified shop image in all retail locations and applied environmentally conscious material(such as wood) for products display shelves.

SALES NETWORK

We design, develop, manufacture and distribute sports and casual footwear in China and South America through our indirectly owned Chinese subsidiaries. All of our products are sold under the brand "Chinese Character" ("Baopiao" in English). We sell our products to consumers in the People's Republic of China (for purpose of this Form 10-Q, excludes Hong Kong Special Administration Region, Macau Special Administration Region and Taiwan), or so-called "domestic market" and South America. In the domestic market, we sell our products substantially on a wholesale basis to our distributors who are responsible for distribution to retail outlets. Through our distributors, our sales network covers 24 provinces and administrative regions in various modes, including retail outlets, counters in department stores and shopping malls, and wall racks in large supermarkets. Our products, including our branded products and ODM (Original Design Manufacture) products, are sold in the South America through our distributors.

In the domestic (PRC) market, we adopted the sales mode of "four-prong sales", which is a combination of four retail approaches, including distributor-operated stores, retailer-operated stores, franchise stores and online stores. At the distributor-operated stores, distributors sell our product exclusively. At the retailer operated stores, distributor appointed retailers sell our products exclusively. We have certain control over these distributor appointed retailers because when we enter into distribution agreements with distributors, we have the right to approve or reject the distributor's request to appoint certain retailers. The franchise stores refer to stores operated by our franchisees pursuant to franchise agreements with us. As of March 31, 2011, retail locations increased from 98 to 102, and 1,523 counters in the shopping malls are now authorized to sell our products and they are under the direct management of our distributors. We continue to refresh our brand image with in-store advertising and decorations, so that consumers will enjoy a much happier purchase experience at the retail outlets.

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

CHAIN SUPPLY MANAGEMENT

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

RESULTS OF  OPERATIONS  FOR THE THREE  MONTHS ENDED MARCH 31, 2011 AND MARCH 31,
2010

The following table summarizes our operating results and key financial ratios for three months ended March 31, 2011 and March 31, 2010, respectively:

                                    Three months ended March 31,                Comparison
                                    ----------------------------        --------------------------
                                      2011               2010             Amount              %
                                    ---------          ---------        ---------         --------
Sales revenue                       6,429,512          4,732,415        1,697,097           35.86%
Cost of sales                       4,365,338          3,049,666        1,315,672           43.14%
Gross profit                        2,064,174          1,682,749          381,425           22.67%
Gross profit margin                     32.10%             35.56%                           -3.46%
Total operating expenses              499,179            393,989          105,190           26.70%
Income from operations              1,564,995          1,288,760          276,235           21.43%
Other expense (income)                -39,736             26,717          -66,453         -248.73%
Finance costs                          94,753             61,237           33,516           54.73%
Income before income taxes          1,509,978          1,200,806          309,172           25.75%
Income taxes                          435,661            314,825          120,836           38.38%
Net income                          1,074,317            885,981          188,336           21.26%

This table below illustrates our key operating results and financial indicators for the three months ended March 31, 2011 and March 31,2010, respectively:

                                    Three months ended March 31,                Comparison
                                    ----------------------------        --------------------------
                                      2011               2010             Amount              %
                                    ---------          ---------        ---------         --------
Sale revenue                        6,429,512          4,732,415        1,697,097           35.86%
Gross profit                        2,064,174          1,682,749          381,425           22.67%
Income from operations              1,564,995          1,288,760          276,235           21.43%
Net income                          1,074,317            885,981          188,336           21.26%
Gross profit margin                     32.10%            35.56%                            -3.46%
Operating profit margin                 24.34%            27.23%                            -2.89%
Net profit margin                       16.71%            18.72%                            -2.01%
Ratio of general administrative
 expenses to revenue                     6.65%              6.78%                            0.13%
Ratio of selling expenses to
 revenue                                 1.11%              1.54%                           -0.43%
Average inventory turnover days            25                 19                6           31.58%
Turnover days of trade receivable         194                147               47           31.97%
Turnover days of trade payable             54                 97              -43          -44.33%

REVENUE

For three months ended March 31, 2011, our revenues were $6,429,512, which represented an increase of $1,697,097 or 35.86%, as compared with $4,732,415 for the same period in 2010. We attribute this increase mainly to (i) the capacity increases and the overall improvement of our manufacturing system; (ii) increase of our sales network; (iii) increase of our foreign market access; and (iv) effectiveness of our marketing policies in different regions.

GEOGRAPHIC  SEGMENTS OF  REVENUES  IN THE NINE  MONTHS  ENDED MARCH 31, 2011 AND
2010:

                              Three months ended           Three months ended
                                 March 31, 2011               March 31, 2010                Comparison
                             -----------------------     -----------------------      ----------------------
                                  $              %            $              %             $            %
                             ----------       ------     ----------       ------      ----------      ------
Foreign markets               2,061,163        32.06%     1,452,770        30.70%        608,393       41.88%
PRC market                    4,368,349        67.94%     3,279,645        69.30%      1,088,704       33.20%
The eastern section (1)       1,071,132        16.66%       571,281        12.07%        499,851       87.50%
The northern section (2)      1,992,966        31.00%     1,705,257        36.03%        287,709       16.87%
The southern section (3)      1,304,251        20.29%     1,003,107        21.20%        301,144       30.02%
Total revenues                6,429,512       100.00%     4,732,415       100.00%      1,697,097       35.86%

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

For the three months ended March 31, 2011, $2,061,163 of our sales revenue were generated from the foreign (non PRC) markets, representing an increase of 41.88% when compared to $1,452,770 from the same period in 2010.

For the three months ended March 31, 2011, the domestic eastern market contributed $1,071,132 to the Company's sales revenue, representing an increase of 87.50%, when compared to $571,281 earned in the same period of 2010. The northern market generated sales revenue of $1,992,966, representing an increase of 16.87%, when compared to $1,705,257 for the same period in 2010. The southern market achieved sales revenue of $1,304,251, representing an increase of 30.02%, when compared to $1,003,107 for the same period in 2010. Such changes are mainly due to the following:

* The further expanded sales network in Eastern section helps our products to cover all the markets in cities, towns and villages. In fact, the purchasing power in relatively more economically developed Eastern section is stronger than that of other domestic sections, which, we believe, is the key factor to the revenue increase in this section.

* In the first quarter of 2011, the sales growth in Northern section did not meet our expectations. We believe this was due to current marketing approach in that section which we believe needs to be revamped as well as due to the seasonal varieties.

* The higher sales result in Southern section are mainly because we launched canvas shoes series and board shoes series which are preferred by young consumers. To improve our brand recognition, we held various promotion activities to attract more consumers in this group.

GROSS PROFIT AND GROSS PROFIT MARGIN FOR THE THREE MONTHS ENDED MARCH 31, 2011 AND 2010:

                           Three months ended March 31,              Comparison
                          -----------------------------      ----------------------------
                             2011               2010           Amount               %
                          ----------         ----------      ----------        ----------
Sales revenue             $6,429,512         $4,732,415      $1,697,097           35.86%
Cost of sales              4,365,338          3,049,666       1,315,672           43.14%
Gross profit               2,064,174          1,682,749         381,425           22.67%
Gross profit margin            32.10%             35.56%                          -3.46%

For the three months ended March 31, 2011, our gross profit was $2,064,174, representing an increase of $381,425 or 22.67%, compared to $1,682,749 for the same period of 2010.

For the three months ended March 31, 2011, our gross profit margin was 32.10%, representing a decrease of 3.46% compared with 35.56% in the same period of 2010. Such decrease is mainly due to the increase of employee salaries.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the three months ended March 31, 2011, our selling expenses were $71,541 representing a decrease of $1,435 or 1.97%, compared to $72,976 for the same period in 2010. The decrease was mainly because we effectively cut down the cost of free gifts offered in promotion activities.

For the three months ended March 31, 2011, the administrative expenses were $427,638, representing an increase of 33.22% compared to $$321,013 of the same period in 2010. The increase was mainly due to the issuance of stock options granted to key employees.

FINANCING COST

For the three months ended March 31, 2011, the finance cost was $94,753, representing an increase of $33,516 or 54.73% comparing to $61,237 for the same period in 2010. The increase primarily relates to increase in debt servicing cost on the huge increase in bank loans which were applied to the marketing expansion, cosolidated construction of retails and the new factory.

NET PROFIT

For the three months ended March 31, 2011, the net profit was $1,074,317, representing an increase of $188,336 or 21.26% compared to $885,981 for the same period in 2010, primarily as a result of the growth in revenues and profit margin.

NET PROFIT MARGIN

For the three months ended March 31, 2011, the net profit margin is 16.71%, representing a decrease of 2.01% compared to 18.72% for the same period in 2010. This is mainly attributes to the decrease of gross profit margin and the increse of administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of March 31, 2011, our total assets were $38,567,628, which consist of cash and cash equivalents of $6,325,369, trade receivables of $14,588,706, inventories of $1,232,363, prepayments and other receivable of $132,895, advances to customers and distributors of $1,400,874, properties, plant and equipment of $8,683,705, intangible asset of $176,677 and land use rights of $6,027,039.

As of March 31, 2011, total liabilities were $16,266,947. Total liabilities are composed of trade payables of $2,265,033, short-term loans of $6,305,247, income tax payable of $ 1,646,985, amount due to a director of $2,010,856 and other payables and accrued expense of $4,038,826. As of March 31, 2011, stockholders' equity was $22,300,681. As of March 31, 2011, the gearing ratio is 42.18%.

We offer what we believe to be reasonable credit limits to our customers at credit terms of 180 days to maintain control of trade receivable. The average turnover was 194 days for our trade receivable for the three months ended March 31, 2011, while the average turnover was 147 days for our trade receivable in the same period of 2010.

As of March 31, 2011, the average inventory trade turnover was 25 days for our inventories which was 19 days for the same period of 2010.

Our cash and bank deposits are mainly denominated in RMB, while the revenue, expense, assets and liabilities are denominated in RMB and US dollars. The PRC currency is exchanged to US dollars at a floating rate. It did not have any substantial impact on our financial condition because we own few assets denominated in US dollars.

CASH FLOW

As of March 31, 2011, our cash and cash equivalents were $6,325,369, representing an increase of $510,112, compared to $5,815,257 for the same period of 2010. We believe our ability to generate cash from operating activities is one of our fundamental financial strengths. In addition to cash from operating activities, we also maintain loan arrangements with state-owned banks (e.g. Agricultural Bank of China, Construction Bank of China, etc.) for our capital requirements. Our future capital expenditures will include building new manufacturing facilities, improving and upgrading our existing production facilities, expanding product lines, research and development capabilities, and making acquisitions as we deem appropriate. We believe that we have adequate cash to fund our operations and to meet our anticipated cash requirements for the next 12 months. If we need additional cash, we may seek to raise capital either through the issuance of stock or increase our borrowing level with our lender.

Liquidity is the ability of a company to generate funds to support its current and future operations, satisfy its obligations and otherwise operate on an ongoing basis. On an on-going basis, we take steps to identify and plan our needs for liquidity and capital resources, to fund our operations and day to day business operations. Our future capital expenditures will include, among others, expanding product lines, research and development capabilities, and making acquisitions as deemed appropriate.

Our operating and capital requirements in connection with supporting our expanding operations and introducing our products to the expanded areas have been and will continue to be significant to us. We estimate $15 million will be needed in the fiscal 2011 to fund the foregoing activities and operations. Based on our current plans for the next 12 months, we anticipate that the revenue generated from our sales will be the primary organic source of funds for operating activities in 2011. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, we may rely on bank borrowing, if available as well as capital raises.

As of March 31, 2011, net cash used in operating activities was $38,177. Net cash used in investing activities was $1,042,604. Such cash was mainly used in the construction of the new production facility.

As of March 31, 2011, net cash provided by financing activities was $1,552,204.

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK

We are a smaller reporting company as defined by Rule 12b-2 of the Exchange Act and are not required to provide the information required under this item.

ITEM 4. CONTROLS AND PROCEDURES

EVALUATION OF DISCLOSURE CONTROLS AND PROCEDURES

We maintain disclosure controls and procedures that are designed to ensure that information required to be disclosed in our reports under the Securities Exchange Act of 1934, as amended (the "Exchange Act") is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms, and that such information is accumulated and communicated to our management, including our Chief Executive Officer and Chief Financial Officer (the "Certifying officers"), as appropriate, to allow timely decisions regarding required disclosure.

As of March 31, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Certifying officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the first fiscal quarter of 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended March 31, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

There were no material changes from the risk factors as previously described in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended March 31, 2011, the Company did not (i) sell any unregistered securities, or (ii) repurchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED OR RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:

Exhibit No.                         Description
-----------                         -----------

10.1 Amendment No.1 to Employment Agreement by and between the Company and Haiting Li, dated as of December 4, 2010*

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

----------
*    Management or compensatory plan, contract or arrangement.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date: May 20, 2011              By: /s/ Haiting Li
                                    --------------------------------------------
                                    Haiting Li
                                    Chief Executive Officer
                                    (Principal Executive Officer)



Date: May 20, 2011              By: /s/ Zhong Zhao
                                    --------------------------------------------
                                    Zhong Zhao
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)