Form 10-Q
period 2011-06-30
Pacific Bepure Industry Inc
filed 2011-08-19
CIK 1429426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

                  For the quarterly period ended June 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of Aug 15, 2011, 15,000,000 shares of the Company's common stock, $0.0001 par value, were issued and outstanding.

                          Pacific Bepure Industry Inc.
                                Table of Contents

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Condensed  Consolidated Balance Sheets as of June 30, 2011
         (unaudited) and December 31, 2010                                     3

         Condensed Consolidated Statements of Income and Comprehensive
         Income for the six months ended June 30, 2011 and 2010 (unaudited)    4

         Condensed  Consolidated  Statements of Cash Flows for the six
         months ended June 30, 2011 and 2010 (unaudited)                       5

         Condensed Consolidated Statement of Stockholders' Equity              7

         Notes to Condensed Consolidated Financial Statements                  8

Item 2.  Management's  Discussion and Analysis of Financial Condition and
         Results of Operations                                                23

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           32

Item 4.  Controls and Procedures                                              32

Part II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    32

Item 1A. Risk Factors                                                         32

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          32

Item 3.  Defaults upon Senior Securities                                      32

Item 4.  [Removed or reserved]                                                32

Item 5.  Other Information                                                    33

Item 6.  Exhibits                                                             33

Signatures                                                                    33

Pacific Bepure Industry Inc.
Condensed Consolidated Balance Sheets
As of June 30, 2011 and December 31, 2010
(Stated in US Dollars)

                                                                   As of                 As of
                                                                  June 30,            December 31,
                                                                    2011                  2010
                                                                ------------          ------------
                                                                (Unaudited)            (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                     $  6,666,263          $  5,815,257
  Trade receivables                                               12,613,775            13,094,012
    Prepayments and other receivables - Note 5                       185,055               249,118
  Advances to customers and distributors - Note 6                  1,536,250             1,293,733
    Inventories - Note 7                                           2,937,379             1,232,557
                                                                ------------          ------------
      TOTAL CURRENT ASSETS                                        23,938,722            21,684,677
                                                                ------------          ------------
Properties, plant and equipment, net - Note 8                      8,869,911             7,592,866
Land use rights - Note 9                                           6,073,949             6,021,489
Intangible asset - Note 10                                           163,784               190,505
                                                                ------------          ------------

      TOTAL ASSETS                                              $ 39,046,366          $ 35,489,537
                                                                ============          ============

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Trade payables                                                $  2,267,530          $  2,988,361
  Other payables and accrued expenses - Note 11                    4,403,408             3,524,874
  Loans payable - Note 12                                          6,389,233             4,717,870
  Amount due to a director - Note 13                               2,037,646             1,998,085
  Income tax payable                                               1,672,679             1,248,649
                                                                ------------          ------------
      TOTAL CURRENT LIABILITIES                                   16,770,496            14,477,839
                                                                ------------          ------------
      TOTAL LIABILITIES                                           16,770,496            14,477,839
                                                                ------------          ------------

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS' EQUITY
  Common stock: par value of $0.0001 per share
  Authorized 75,000,000 shares; issued and outstanding
    15,000,000 shares in 2011 and 2010 - Note 22                       1,500                 1,500
  Additional paid-in capital                                       3,366,877             3,234,650
  Statutory reserve - Note 23                                        309,688               309,688
  Accumulated other comprehensive income                           2,414,055             1,987,222
  Retained earnings                                               16,183,750            15,478,638
                                                                ------------          ------------
      TOTAL STOCKHOLDERS' EQUITY                                  22,275,870            21,011,698
                                                                ------------          ------------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                $ 39,046,366          $ 35,489,537
                                                                ============          ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Income and Comprehensive Income (Loss) For the three and six months ended June 30, 2011 and 2010
(Stated in US Dollars)

                                                         Six months ended                   Three months ended
                                                             June 30,                            June 30,
                                                 -------------------------------      -------------------------------
                                                     2011               2010              2011               2010
                                                 ------------       ------------      ------------       ------------
                                                  (Unaudited)        (Unaudited)      (Unaudited)         (Unaudited)
Sales revenue                                    $  9,193,949       $  9,287,177      $  2,764,437       $  4,554,762
Cost of sales                                       6,660,821          6,212,044         2,295,483          3,162,378
                                                 ------------       ------------      ------------       ------------
Gross profit                                        2,533,128          3,075,133           468,954          1,392,384
                                                 ------------       ------------      ------------       ------------
Operating expenses
  Administrative expenses                             967,970            581,045           540,332            260,032
  Selling expenses                                    220,194            144,424           148,653             71,448
                                                 ------------       ------------      ------------       ------------
                                                    1,188,164            725,469           688,985            331,480
                                                 ------------       ------------      ------------       ------------
Income/(loss) from operations                       1,344,964          2,349,664          (220,031)         1,060,904
  Other income - Note 16                              109,421                 --            69,685              3,783
  Other expense                                            --            (22,934)               --                 --
  Finance costs - Note 17                            (258,456)          (122,576)         (163,703)           (61,339)
                                                 ------------       ------------      ------------       ------------
Income/(loss) before income taxes                   1,195,929          2,204,154          (314,049)         1,003,348
Income taxes - Note 18                               (490,817)          (581,268)          (55,156)          (266,443)
                                                 ------------       ------------      ------------       ------------
Net income/(loss)                                     705,112          1,622,886          (369,205)           736,905

Other comprehensive income:
  Foreign currency translation adjustment             426,833             20,935           288,838             57,168
                                                 ------------       ------------      ------------       ------------

Total comprehensive income/(loss)                $  1,131,945       $  1,643,821      $    (80,367)      $    794,073
                                                 ============       ============      ============       ============
Earnings/(loss) per share:
  Basic and diluted - Note 19                    $      0.047       $      0.108      $     (0.025)      $      0.049
                                                 ============       ============      ============       ============
Weighted average number of shares outstanding
 - Note 19 :
   - Basic                                         15,000,000         15,000,000        15,000,000         15,000,000
   - Diluted                                       15,009,438         15,000,000        15,000,000         15,000,000
                                                 ============       ============      ============       ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Cash Flows
For the six months ended June 30, 2011 and 2010
(Stated in US Dollars)

                                                                                       Six months ended
                                                                                            June 30,
                                                                              -----------------------------------
                                                                                  2011                   2010
                                                                              ------------           ------------
                                                                              (Unaudited)             (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                                  $    705,112           $  1,622,886
  Adjustments to reconcile net income to net cash
   provided by/(used in) operating activities:
     Depreciation                                                                  160,525                 77,973
     Amortization of an intangible asset and land use rights
      recognised as expenses                                                        63,305                 26,850
     Share-based compensation                                                      132,227                     --
  Changes in operating assets and liabilities:
     Trade receivables                                                             729,933               (704,497)
     Prepayments and other receivables                                             100,782               (187,662)
     Advance to customers and distributors                                        (214,119)                    --
     Inventories                                                                (1,658,820)              (344,749)
     Trade payables                                                               (769,960)            (1,389,164)
  Other payables and accrued expenses                                              798,361               (533,234)
     Income tax payable                                                            394,179                (94,588)
                                                                              ------------           ------------
           NET CASH FLOWS PROVIDED BY/(USED IN) OPERATING ACTIVITIES               441,525             (1,526,185)
                                                                              ------------           ------------
CASH FLOWS FROM INVESTING ACTIVITIES
  Payments to acquire property, plant and equipment and
   construction in progress                                                     (1,272,782)              (463,674)
                                                                              ------------           ------------
           NET CASH FLOWS USED IN INVESTING ACTIVITIES                          (1,272,782)              (463,674)
                                                                              ------------           ------------
CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from new loans                                                        3,588,785              4,141,381
  Repayment of loans                                                            (2,031,099)            (1,463,386)
  Repayment of amount due to a director                                                 --               (201,906)
                                                                              ------------           ------------
           NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES                       1,557,686              2,476,089
                                                                              ------------           ------------
Effect of foreign currency translation on cash and cash equivalents                124,577                  6,881
                                                                              ------------           ------------
Net increase in cash and cash equivalents                                          851,006                493,111
Cash and cash equivalents - beginning of period                                  5,815,257              4,325,176
                                                                              ------------           ------------

Cash and cash equivalents - end of period                                     $  6,666,263           $  4,818,287
                                                                              ============           ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Cash Flows (cont'd)
For the Six months ended June 30, 2011 and 2010
(Stated in US Dollars)

                                                                  Six months ended
                                                                       June 30,
                                                             ----------------------------
                                                                2011              2010
                                                             ----------        ----------
                                                             (Unaudited)       (Unaudited)
Supplemental disclosures for cash flow information:
  Cash paid for:
    Interest                                                 $  188,696        $  123,437
    Income taxes                                             $   96,638        $  675,856
                                                             ==========        ==========
Non-cash financing activities:
  Dividends - Note                                           $       --        $2,019,252
                                                             ==========        ==========

----------
Note: On January 26, 2009, the Company declared interim dividend amounting to $7,299,590 of which $5,280,338 was settled via a current account with a director in 2009. In 2010, the remaining balance of dividend payable amounting to $2,019,252 was transferred to current account with a director.



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Stated in US Dollars)

                                    Common stock                               Accumulated
                                 ------------------    Additional  Statutory     Other                        Total
                                Number of               Paid-in     Reserve   Comprehensive   Retained     Stockholders'
                                 Shares      Amount     Capital    (Note 23)     Income       Earnings        Equity
                                 ------      ------     -------    ---------     ------       --------        ------
Balance, December 31, 2010      15,000,000   $1,500   $ 3,234,650   $309,688    $ 1,987,222    $15,478,638   $21,011,698
                               -----------   ------   -----------   --------    -----------    -----------   -----------

Net income                              --       --            --         --             --        705,112       705,112
Foreign currency translation
 adjustment                             --       --            --         --        426,833             --       426,833
Share-based compensation                --       --       132,227         --             --             --       132,227
                               -----------   ------   -----------   --------    -----------    -----------   -----------

Balance, June 30, 2011          15,000,000   $1,500   $ 3,366,877   $309,688    $ 2,414,055    $16,183,750   $22,275,870
                               ===========   ======   ===========   ========    ===========    ===========   ===========


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

Baopiao was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006 with registered capital of HK$50,000,000 (which are not divided into shares). As of March 31, 2011, its paid up capital was
HK$16,370,478 of which HK$15,401,180 was certified. Baopiao acted as a subcontracting factory Pacific Shoes and started operation on April 1, 2011.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and six-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and advances to customers and distributors. As of June 30, 2011 and December 31, 2010, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to customers and distributors, the Company extends credit based on evaluations of the customers' and distributors' financial positions. The Company generally does not require collateral for customers and distributors.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Concentrations of credit risk (cont'd)

During the reporting period, customers representing 10% or more of the Company's sales are as follows:

                                       Six months ended            Three months ended
                                           June 30,                     June 30,
                                  -------------------------     ------------------------
                                     2011           2010           2011          2010
                                  ----------     ----------     ----------    ----------
                                  (Unaudited)    (Unaudited)    (Unaudited)   (Unaudited)
Taiwan Quanyi Xingye Co., Ltd.    $3,925,767     $3,254,077     $1,864,604    $1,844,787
                                  ==========     ==========     ==========    ==========


Details of customers for 10% or more of the Company's trade receivables are:

                                    As of          As of
                                   June 30,      December 31,
                                     2011           2010
                                  ----------     ----------
                                  (Unaudited)    (Audited)

Taiwan Quanyi Xingye Co., Ltd.    $3,932,356     $1,839,049
                                  ==========     ==========

Fair value of financial instruments

ASC 820 "Fair Value Measurements and Disclosures" requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the ASC 323 fair value option was not elected. Except for collateralized borrowings disclosed below, the carrying amounts of other financial assets and liabilities approximate their fair values due to short maturities:

                                    As of June 30, 2011         As of December 31, 2010
                                   ------------------------     ------------------------
                                        (Unaudited)                    (Audited)
                                   Carrying        Fair          Carrying       Fair
                                    amount         value          amount        value
                                    ------         -----          ------        -----
Collateralized short-term
 bank loans                       $6,389,233     $6,339,274     $4,717,870    4,713,661
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

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS

In July 2010, the FASB issued ASU 2010-20 "Receivables (Topic 310): Disclosures about the Credit Quality of Financing Receivables and the Allowance for Credit Losses". The objective of ASU 2010-20 is to provide financial statement users with greater transparency about an entity's allowance for credit losses and the credit quality of its financing receivables. Under ASU 2010-20, an entity is required to provide disclosures so that financial statement users can evaluate the nature of the credit risk inherent in the entity's portfolio of financing receivables, how that risk is analyzed and assessed to arrive at the allowance for credit losses, and the changes and reasons for those changes in the allowance for credit losses. ASU 2010-20 is applicable to all entities, both public and non-public and is effective for interim and annual reporting periods ending on or after December 15, 2010. Comparative disclosure for earlier reporting periods that ended before initial adoption is encouraged but not required. However, comparative disclosures are required to be disclosed for those reporting periods ending after initial adoption. The adoption of this ASU update has no material impact on the Company's financial statements.

The FASB issued Accounting Standards Update (ASU) No. 2011-01, "Receivables (Topic 310): Deferral of the Effective Date of Disclosures about Troubled Debt Restructurings in Update No. 2010-20". The amendments in this Update temporarily delay the effective date of the disclosure about troubled debt restructurings in ASU 2010-20 for public entities. The delay is intended to allow the Board time to complete its deliberations on what constitutes a troubled debt restructuring. The effective date of the new disclosures about troubled debt restructuring for public entities and the guidance for determining what constitutes a troubled debt restructuring will then be coordinated. Currently, that guidance is anticipated to be effective for interim and annual periods ending after June 15, 2011. The adoption of this ASU update has no material impact on the Company's financial statements.

The FASB issued ASU 2011-02, "Receivables (Topic 310): A Creditor's Determination of Whether a Restructuring is a Troubled Debt Restructuring". The amendments to Topic 310 clarify the guidance on a creditor's evaluation of whether a debtor is experiencing financial difficulties. A creditor should evaluate whether it is probable that the debtor would be in payment default on any of its debts in foreseeable future without the modification. In addition, the amendments to Topic 310 clarify that a creditor is precluded from using the effective interest rate test in the debtor's guidance on restructuring of payables (paragraph 470-60-55-10) when evaluating whether a restructuring constitutes a troubled debt restructuring. An entity should disclose the total amount of receivables and the allowance for credit losses as of the end of the period of adoption related to those receivables that are newly considered impaired under Section 310-10-35 for which impairment was previously measured under Subtopic 450-20, Contingencies - Loss Contingencies. The adoption of this ASU update has no material impact on the Company's financial statements.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


4. RECENTLY ISSUED ACCOUNTING PRONOUNCEMENTS (CONT'D)

In April 2011,  the FASB issued ASU 2011-03,  "Transfers  and  Servicing  (Topic
860): Reconsideration of Effective Control for Repurchase Agreements". The amendments in this ASU update remove from the assessment of effective control
(1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU update has no material impact on the Company's financial statements.

In May 2011, the FASB issued ASU 2011-04,  "Fair Value Measurement  (Topic 820):
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The management is assessing the impact of this ASU update on the Company's financial statements.

In June 2011,  the FASB issued ASU 2011-05,  "Comprehensive  Income (Topic 220):
Presentation of Comprehensive Income". In this ASU updated, the entity has the option to present the total of comprehensive income, the components of net income, and the components of other comprehensive income either in a single continuous statement of comprehensive income or in two separate but consecutive statements. In both choices, an entity is required to present each component of net income along with total net income, each component of other comprehensive income along with a total for other comprehensive income, and a total amount for comprehensive income. This Update eliminates the option to present the components of other comprehensive income as part of the statement of changes in stockholders' equity. The amendments in this ASU update do not change the items that must be reported in other comprehensive income or when an item of other comprehensive income must be reclassified to net income. The amendments in this ASU update are to be applied retrospectively. For public entities, the amendments are effective for fiscal years, and interim periods within those years, beginning after December 15, 2011. Early application by public entities is permitted. The management is assessing the impact of this ASU update on the Company's financial statements.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


5. PREPAYMENTS AND OTHER RECEIVABLES

                                                   As of              As of
                                                  June 30,          December 31,
                                                    2011               2010
                                                  --------           --------
                                                 (Unaudited)         (Audited)

Prepayments to suppliers                          $ 90,353           $131,846
Advances to staff                                   94,702            117,272
                                                  --------           --------
                                                  $185,055           $249,118
                                                  ========           ========

6. ADVANCES TO CUSTOMERS AND DISTRIBUTORS

                                                    As of             As of
                                                   June 30,         December 31,
                                                     2011              2010
                                                  ----------        ----------
                                                 (Unaudited)         (Audited)
Interest-free loans advanced to customers
 and distributors                                 $1,536,250        $1,293,733
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

7. INVENTORIES

                                                     As of            As of
                                                   June 30,         December 31,
                                                     2011              2010
                                                  ----------        ----------
                                                  (Unaudited)       (Audited)

Raw materials                                     $  853,002        $  227,572
Work-in-progress                                   1,037,932           445,249
Finished goods                                     1,046,445           559,736
                                                  ----------        ----------
                                                  $2,937,379        $1,232,557
                                                  ==========        ==========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


8. PROPERTIES, PLANT AND EQUIPMENT

                                                    As of             As of
                                                   June 30,        December 31,
                                                     2011              2010
                                                 ------------      ------------
                                                 (Unaudited)        (Audited)

Costs:
  Plant and machinery                            $  1,348,234      $    985,609
  Office equipment                                    192,313           115,060
  Buildings                                         8,640,489         1,337,557
                                                 ------------      ------------
                                                   10,181,036         2,438,226
Accumulated depreciation                           (1,314,880)       (1,261,688)
Construction-in-progress                                3,755         6,416,328
                                                 ------------      ------------
                                                 $  8,869,911      $  7,592,866
                                                 ============      ============


During the reporting period, depreciation is included in:

                                                   Six months ended June 30,
                                                  --------------------------
                                                    2011              2010
                                                  --------          --------
                                                 (Unaudited)      (Unaudited)

Cost of sales and overheads                       $ 94,746          $ 45,487
Administrative expenses                             65,779            32,486
                                                  --------          --------
                                                  $160,525          $ 77,973
                                                  ========          ========

----------
Notes: As of June 30, 2011 and December 31, 2010,  buildings with carrying value
       of   $7,207,053   and   $852,833    respectively,    were    pledged  for
       the collateralized bank loans (Note 12b).

Construction-in-progress consist mainly the new manufacturing plant under construction.

9. LAND USE RIGHTS

                                                     As of            As of
                                                    June 30,        December 31,
                                                      2011             2010
                                                   ----------       ----------
                                                   (Unaudited)      (Audited)

Cost                                               $6,540,660       $6,414,392
Accumulated amortization                             (466,711)        (392,903)
                                                   ----------       ----------
                                                   $6,073,949       $6,021,489
                                                   ==========       ==========

The Company obtained the rights from the relevant PRC land bureau for a period of 50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

As of June 30, 2011 and December 31, 2010, the land use rights with carrying value of $6,073,949 and $6,021,489 respectively, was pledged for collateralized bank loans (Note 12b).

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


9. LAND USE RIGHTS (CONT'D)

During the six months ended June 30, 2011 and 2010, amortization for the land use rights amounted to $65,879 and $63,129 of which $32,674 and $62,620 have been capitalized in construction-in-progress, respectively.

The estimated aggregate amortization expenses for the land use rights for the five succeeding years are as follows:

     Year
     ----
     2012                      $133,426
     2013                       133,426
     2014                       133,426
     2015                       133,426
     2016                       133,426
                               --------
                               $667,130
                               ========

10. INTANGIBLE ASSET

                                                As of                 As of
                                               June 30,            December 31,
                                                 2011                  2010
                                              ----------            ----------
                                              (Unaudited)           (Audited)
Softwares
  Cost                                        $  338,799            $  332,223
  Accumulated amortization                      (175,015)             (141,718)
                                              ----------            ----------
                                              $  163,784            $  190,505
                                              ==========            ==========

Softwares comprised of accounting software and the integrated software in designing footwear and purchased by Pacific Shoes. Pursuant to the management experience, the softwares estimated useful life was 5 years. Since its acquisition, an annual impairment review was performed by management and no impairment was identified.

During the six months ended June 30, 2011 and 2010, amortization for intangible asset amounted to $30,100 and $26,341, respectively.

The estimated aggregate amortization expenses for softwares for the five succeeding years are as follows:

     Year
     ----
     2012                      $ 59,800
     2013                        59,800
     2014                        44,184
                               --------
                               $163,784
                               ========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


11. OTHER PAYABLES AND ACCRUED EXPENSES

                                                    As of             As of
                                                   June 30,         December 31,
                                                     2011              2010
                                                  ----------        ----------
                                                  (Unaudited)       (Audited)

Value added tax and other tax payable             $2,415,397        $1,712,724
Staff welfare payables (Note (a))                  1,168,583         1,046,724
Accrued expenses and other payables                  402,506           536,147
Salaries payable                                     416,922           229,279
                                                  ----------        ----------
                                                  $4,403,408        $3,524,874
                                                  ==========        ==========

----------
Notes: a) Staff welfare payable represents accrued staff medical, industry injury claims, labor and unemployment insurances. All of which are covered by third parties insurance and the insurance premiums are based on certain percentage of salaries. The obligations of the Company are limited to those premiums contributed by the Company.

12. LOANS PAYABLE

                                                    As of              As of
                                                   June 30,         December 31,
                                                     2011              2010
                                                  ----------        ----------
                                                  (Unaudited)        (Audited)


Collateralized short-term bank loans (Note (b))   $4,842,203        $3,079,510
Uncollateralized short-term bank loans             1,547,030         1,638,360
                                                  ----------        ----------
                                                  $6,389,233        $4,717,870
                                                  ==========        ==========

----------
Notes: a) The bank loans are  denominated  in RMB and carried  average  interest rate as of June 30, 2011 and December 31, 2010 at 6.09% and 5.82% respectively.

       During the reporting period, there was no covenant requirement under the banking facilities granted to the Company.

       b) These bank loans were collateralized by the land and buildings, and land use right with carrying values of $7,207,053 (Note 8), and $6,073,949 (Note 9), respectively, and guaranteed by Mr. Li Haiting, the sole director of the Company and his brother and a third party.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


13. AMOUNT DUE TO A DIRECTOR

The amount is interest-free, unsecured and repayable on demand. The directors consider the carrying amount approximates its fair value.

14. SHARE-BASED COMPENSATION

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

A summary of share option plan activity for the period ended June 30, 2011 is presented below:

                                                   Number of      Exercise price
                                                    shares           per share
                                                    ------           ---------
Outstanding as of January 1, 2011                   560,000          $   1.75
Granted                                                  --                --
Exercised                                                --                --
Forfeited                                                --                --
Cancelled                                                --                --
                                                   --------          --------
Outstanding as of June 30, 2011                     560,000          $   1.75
                                                   ========          ========
Exercisable as of June 30, 2011                     168,000          $   1.75
                                                   ========          ========

The grant-date fair values for tranches 1, 2 and 3 of options granted in 2010 were $0.62, $0.67 and $0.72 per option respectively. Compensation expense of $132,227 arising from above mentioned share options granted was recognized for the six months ended June 30, 2011.

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

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


15. COMMITMENTS AND CONTINGENCIES

a. Capital commitment

As of June 30, 2011, there was no capital commitment for the Company (December 31, 2010 : the Company had capital commitment in respect of the construction of properties, amounting to $47,116, which was contracted but not provided for in the financial statements).

b. Operating lease commitment

As of June 30, 2011, there was no operating lease arrangement for the Company.

The rental expense was $12,828 for the six months ended June 30, 2011.

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

16. OTHER INCOME

                                           Six months ended                  Three months ended
                                               June 30,                           June 30,
                                             (Unaudited)                        (Unaudited)
                                      --------------------------          --------------------------
                                        2011              2010              2011              2010
                                      --------          --------          --------          --------
Government grant income               $ 54,634          $     --          $ 54,634          $     --
Sales of scrap and materials            51,757                --            12,021                --
Others                                   3,030                --             3,030             3,783
                                      --------          --------          --------          --------
                                      $109,421          $     --          $ 69,685          $  3,783
                                      ========          ========          ========          ========

17. FINANCE COSTS

                                           Six months ended                  Three months ended
                                               June 30,                           June 30,
                                             (Unaudited)                        (Unaudited)
                                      --------------------------          --------------------------
                                        2011              2010              2011              2010
                                      --------          --------          --------          --------
Bank loan interest expenses           $188,700          $123,437          $102,812          $61,326
Interest income                         (2,230)           (2,405)           (1,598)            (900)
Bank charges                            71,986             1,544            62,489              913
                                      --------          --------          --------          --------
                                      $258,456          $122,576          $163,703          $ 61,339
                                      ========          ========          ========          ========

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

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The Company adopted this ASC 740-10-25 on
January 1, 2007. Under the New CIT Law which became effective on January 1, 2008, the Company might be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company might be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the RPC subsidiaries to their overseas holding companies might be exempted from 10% PRC withholding tax. Given that all of the Company's income is generated from the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future operation, the management considers that the impact arising from resident enterprise on the Company's financial position is not significant. The management evaluated the Company's tax positions and considered that no provision for uncertainty in income taxes is necessary as of June 30, 2011.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


18. INCOME TAXES (CONT'D)

The components of the provision for income taxes are:

                                   Six months ended                   Three months ended
                                       June 30,                            June 30,
                              --------------------------          --------------------------
                                2011              2010              2011              2010
                              --------          --------          --------          --------
                             (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Current taxes - PRC           $490,817          $581,268          $ 55,156          $266,443
Deferred taxes - PRC                --                --                --                --
                              --------          --------          --------          --------
                              $490,817          $581,268          $ 55,156          $266,443
                              ========          ========          ========          ========

The effective income tax expenses differ from the PRC statutory income tax rate in the PRC as follows:

                                   Six months ended                   Three months ended
                                       June 30,                            June 30,
                              --------------------------          --------------------------
                                2011              2010              2011              2010
                              --------          --------          --------          --------
                             (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Provision for income taxes
 at PRC statutory income tax
 rate - 25%                   $298,982          $551,039          $(78,512)         $250,837
Non-deductible items for tax   191,835            30,229           133,668            15,606
                              --------          --------          --------          --------
                              $490,817          $581,268          $55,156           $266,443
                              ========          ========          ========          ========

19. EARNINGS (LOSS) PER SHARE

The following  table sets forth the  computation  of basic and diluted  earnings
(loss) per share ("EPS") for the periods indicated:

                                    Six months ended                  Three months ended
                                        June 30,                           June 30,
                              ----------------------------        ----------------------------
                                 2011              2010              2011              2010
                              ----------        ----------        ----------        ----------
                              (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
Numerator:
  Net income (loss)           $  705,112        $1,622,886        $(369,205)        $  736,905
                              ==========        ==========        ==========        ==========
Denominator:
  Weighted average common
   shares used to compute
   basic EPS                  15,000,000        15,000,000        15,000,000        15,000,000
  Dilutive potential from
   assumed exercise of
   share options                   9,438                --                --                --
                              ----------        ----------        ----------        ----------
  Weighted average common
   shares used to compute
   diluted EPS                15,009,438        15,000,000        15,000,000        15,000,000
                              ==========        ==========        ==========        ==========
Earnings (loss) per share
  - Basic                         $0.047            $0.108           $(0.025)           $0.049
  - Diluted                       $0.047            $0.108           $(0.025)           $0.049
                              ==========        ==========        ==========        ==========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


20. RELATED PARTIES TRANSACTIONS

Apart from the transactions as disclosed in Notes 12(b) and 13 to the financial statements, the Company had no material transactions carried out with related parties during the period.

21. TRADEMARKS

Pacific Shoes, currently owns two trademarks, namely "??" ("Bepure"), and "???" ("Dilks") which were registered in the PRC. These trademarks were transferred to the subsidiary from a major stockholder of the Company for nil consideration during 2008.

22. COMMON STOCK

The Company was incorporated on October 9, 2007 with authorized share capital of $7,500 divided into 75,000,000 common shares of $0.0001 per value each.

23. STATUTORY RESERVE

The Company's statutory reserve comprise of the following:

                                          As of           As of
                                         June 30,       December 31,
                                           2011            2010
                                         --------        --------
                                        (Unaudited)      (Audited)

Statutory reserve                        $309,688        $309,688
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

For the six months ended June 30, 2011 and 2010 respectively, no appropriation to this statutory reserve was made as the reserve reached 50% of the Pacific Shoes' registered capital and Baopiao did not make any profit during the period.

24. DEFINED CONTRIBUTION PLAN

Pacific Shoes and Baopiao have defined contribution plans for all qualified employees in the PRC. Pacific Shoes and Baopiao and their employees are each required to make contributions to the plans at the rates specified in the plans. The only obligation of Pacific Shoes and Baopiao with respect to retirement schemes are to make the required contributions under the plans. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $81,650 and $29,017 for the six months ended June 30, 2011 and 2010 respectively.

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

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

                       Six months ended                      Three months ended
                           June 30,                                June 30,
                ------------------------------          ------------------------------
                   2011                2010                2011                2010
                ----------          ----------          ----------          ----------
                (Unaudited)         (Unaudited)         (Unaudited)         (Unaudited)
PRC             $5,268,182          $5,989,076          $  899,833          $2,709,431
Taiwan           3,925,767           3,298,101           1,864,604           1,845,331
                ----------          ----------          ----------          ----------
                $9,193,949          $9,287,177          $2,764,437          $4,554,762
                ==========          ==========          ==========          ==========

26. SUBSEQUENT EVENTS

The company evaluated all events or transactions that occurred after June 30, 2011 and through the date the financial statements were issued, and has determined that there are no material recognizable subsequent events nor transactions which would require recognition or disclosure in these condensed consolidated financial statements.

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

We are now a fully reporting issuer with our common stock publicly quoted on the OTC bulletin board under the symbol "PBEP". To the best of the Company's knowledge and information, as of August 15, 2011, we had 15,000,000 shares of common stock issued and outstanding.

BUSINESS REVIEW

The Company is mainly engaged in professional design, manufacture and distribution of sports and casual footwear through its Chinese Subsidiaries. We target at both female and male customers, particularly the 20-35 years old female consumers, among whom our Baopaio (or "Bepure") label has witnessed an increasing recognition. For six months ended June 30, 2011, the Company's sales revenues decreased by $93,228 or 1.00% to $9,193,949 compared with $9,287,177 in the same period of 2010.

BRAND PROMOTION

As of June 30, 2011, a classified promotion was implemented for both the products online and in retail shops. For the Bepure official online store, we aimed to improve the brand recognition mainly through advertisement; for the retail shops, we renewed the unified shop image in all retail locations and applied environmentally conscious material(such as wood) for products display shelves.

SALES NETWORK

We design, develop, manufacture and distribute sports and casual footwear in China and South America through our indirectly owned Chinese subsidiaries. All of our products are sold under the brand "[Chinese Character]" ("Baopiao" in English). We sell our products to consumers in the People's Republic of China (for purpose of this Form 10-Q, excludes Hong Kong Special Administration Region, Macau Special Administration Region and Taiwan), or so-called "domestic market" and South America. In the domestic market, we sell our products substantially on a wholesale basis to our distributors who are responsible for distribution to retail outlets. Through our distributors, our sales network covers 24 provinces and administrative regions in various modes, including retail outlets, counters in department stores and shopping malls, and wall racks in large supermarkets. Our products, including our branded products and ODM (Original Design Manufacture) products, are sold in the South America through our distributors.

In the domestic (PRC) market, we adopted the sales mode of "four-prong sales", which is a combination of four retail approaches, including distributor-operated stores, retailer-operated stores, franchise stores and online stores. At the distributor-operated stores, distributors sell our product exclusively. At the retailer operated stores, distributor appointed retailers sell our products exclusively. We have certain control over these distributor appointed retailers because when we enter into distribution agreements with distributors, we have the right to approve or reject the distributor's request to appoint certain retailers. The franchise stores refer to stores operated by our franchisees pursuant to franchise agreements with us. As of June 30, 2011, retail locations increased from 98 to 102, and 1,523 counters in the shopping malls are now authorized to sell our products and they are under the direct management of our distributors. We continue to refresh our brand image with in-store advertising and decorations, so that consumers will enjoy a much happier purchase experience at the retail outlets.

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

In order to build an appropriate, scalable and multiple product structure, the Company has increased the percentage of men's products to the total sales and divided its products into four categories, namely, the "Free Travel," the "Business Travel," the "Outdoor Travel" and the "Urban Travel".

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

Depreciation is provided on a straight-line basis over the assets' estimated useful lives. The useful lives are as follows:

                                     Estimated
                                    useful lives
                                    ------------
Plant and machinery                  3 to 8 years
Office equipment                     3 to 5 years
Buildings                          30 to 40 years

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

INCOME TAXES

The Company uses the asset and liability method of accounting for income taxes pursuant to SFAS No.109 "Accounting for Income Taxes". Under the asset and liability method of SFAS No.109, deferred tax assets and liabilities are recognized for the future tax consequences attributable to temporary differences between the financial statements carrying amounts of existing assets and liabilities and loss carried forward and their respective tax bases. Deferred tax assets and liabilities are measured using enacted tax rates expected to apply to taxable income in the years in which those temporary differences are expected to be recovered or settled.

RESULTS OF OPERATIONS FOR THE SIX MONTHS AND THREE MONTHS ENDED JUNE 30, 2011 AND JUNE 30, 2010

The following table summarizes our operating results and key financial ratios for the six months ended June 30, 2011 and June 30, 2010, respectively:

                                      Six months ended June 30                  Comparison
                                    ----------------------------        ---------------------------
                                       2011              2010             Amount              %
                                    ----------        ----------        ----------        ---------
Sales revenue                       $9,193,949        $9,287,177        $  (93,228)          (1.00%)
Cost of sales                        6,660,821         6,212,044           448,777            7.22%
Gross profit                         2,533,128         3,075,133          (542,005)         (17.63%)
Gross profit margin                      27.55%            33.11%
Total operating expenses             1,188,164           725,469           462,695           63.78%
Income from operations               1,344,964         2,349,664         1,004,700          (42.76%)
Other (income)/expense                (109,421)           22,934          (132,355)        (577.11%)
Finance costs                          258,456           122,576           135,880          110.85%
Income before income taxes           1,195,929         2,204,154         (1,008,225)         (45.74%)
Income taxes                           490,817           581,268           (90,451)         (15.56%)
Net income                          $  705,112        $1,622,886        $ (917,774)         (56.55%)

The following table summarizes our operating results and key financial ratios for three months ended June 30, 2011 and June 30, 2010, respectively:

                                     Three months ended June 30                 Comparison
                                    ----------------------------        ---------------------------
                                       2011              2010             Amount              %
                                    ----------        ----------        ----------        ---------
Sales revenue                       $2,764,437        $4,554,762        $(1,790,325)        (39.31%)
Cost of sales                        2,295,483         3,162,378           (866,895)        (27.41%)
Gross profit                           468,954         1,392,384           (923,430)        (66.32%)
Gross profit margin                     16.96%            30.57%
Total operating expenses               688,985           331,480            357,505          107.85%
(Loss)/income from operations         (220,030)        1,060,904         (1,280,935)       (120.74%)
Other income                            69,685             3,783             65,902         1742.06%
Finance costs                          163,703            61,339            102,364          166.88%
(Loss)/income / before income taxes   (314,049)        1,003,348         (1,317,397)       (131.30%)
Income taxes                            55,156           266,443           (211,287)        (79.30%)
Net (loss)/ income                  $ (369,205)       $   36,905        $(1,106,110)       (150.10%)

This table below illustrates our key operating results and financial indicators for the six months ended June 30, 2011 and June 30, 2010, respectively:

                                      Six months ended June 30                  Comparison
                                    ----------------------------        ---------------------------
                                       2011              2010             Amount              %
                                    ----------        ----------        ----------        ---------
MAIN OPERATING RESULTS
  Sale revenue                      $9,193,949        $9,287,177        $  (93,228)          (1.00%)
  Gross profit                       2,533,128         3,075,133          (542,005)         (17.63%)
  Income from operations             1,344,964         2,349,664        (1,004,700)         (42.76%)
  Net income                          $705,112        $1,622,886        $ (917,774)         (56.55%)

MAIN FINANCIAL RATIOS
PROFITABILITY RATIO
  Gross profit margin                   27.55%            33.11%                              (5.56%)
  Operating profit margin               14.63%            25.30%                             (10.67%)

  Net profit margin                      7.67%            17.47%                              (9.80%)
  Ratio of general administrative
   expenses to revenue                  10.53%             6.26%                               4.27%
  Ratio of sales and marketing
   expenses to revenue                   2.39%             1.56%                               0.83%

ASSET-EFFICIENCY RATIO
  Average inventory turnover
   days                                    56                25
  Turnover days of accounts
   receivable                             252               148
  Turnover days of accounts payable        71                81

REVENUE

For the six months ended June 30, 2011, our revenues were $9,193,949, which represented a decrease of $93,228 or 1.00%, as compared with $9,287,177 for the same period in 2010. It is mainly because the Company believes the PRC markets sustained substantial decreases in demand which, in turn, prompted the Company to decrease its production of spring-summer products as the production cost increased. However, based on the purchase agreements we signed with our distributors at the Autumn-Winter Fair held in Ma2011 of 2011, the Company anticipates that the demand will return to its prior levels and the sales will recover in the second half of this year.

For the second quarter of 2011, our revenues were 2,764,437, a decrease of 1,790,325 or 39.31%, as compared with $4,554,762 for the same period in 2010. During the transition period, in order not to discourage our customers, we did not raise the price, but, instead, decreased our output of the spring-summer product line to offset the higher production cost. Thus, our sales amount decreased accordingly.

GEOGRAPHIC SEGMENTS OF REVENUES IN THE SIX MONTHS ENDED JUNE 30, 2011 AND 2010:

                                     Six months ended             Six months ended
                                       June 30, 2011                June 30, 2010                 Comparison
                                  ----------------------       ----------------------       ----------------------
                                      $             %              $             %              $             %
                                  ---------      -------       ---------      -------       ---------      -------
Foreign markets                   3,925,767        42.70       3,298,101        35.51         627,666        19.03
PRC market                        5,268,182        57.30       5,989,076        64.49        (720,894)      (12.04)
The eastern section (1)           1,523,228        16.57       1,194,515        12.86         328,713        27.52
The northern section (2)          2,274,889        24.74       2,804,856        30.20        (529,967)      (18.89)
The southern section (3)          1,470,065        15.99       1,989,705        21.42        (519,640)      (26.12)
Total revenues                    9,193,949       100.00       9,287,177       100.00         (93,228)       (1.00)

----------
Note: 1 The eastern section refers to the city of Shanghai and the provinces of Zhejiang, Jiangsu, Anhui, Hubei, Hunan, Jiangxi and Shandong in the PRC;
       2. The northern section refers to the city of Beijing and the provinces of Xinjiang, Gansu, Ningxia, Hebei, Henan, Tianjin, Shanxi, Inner Mongolia, Liaoning, Jilin and Heilongjiang in the PRC;
       3. The southern section refers to the city of Chongqing and provinces of Guangdong, Guangxi, Fujian, Hainan, Sichuan, Guizhou, Yunnan and Tibet in the PRC.

For the six months ended June 30, 2011, $3,925,767 of our sales revenues were generated from the foreign (non PRC) markets, representing an increase of 19.03% when compared to $3,298,101 from the same period in 2010.

For the six months ended June 30, 2011, the domestic Eastern market contributed $1,523,228 to the Company's sales revenue, representing an increase of 27.52%, when compared to $1,194,515 earned in the same period of 2010. The Northern market generated sales revenue of $2,274,889, representing a decrease of 18.89%, when compared to $2,804,856 for the same period in 2010. The Southern market achieved sales revenue of $1,470,065, representing a decrease of 26.12%, when compared to $1,989,705 for the same period in 2010. Such changes are mainly due to the following:

?We witnessed an increase in sales revenues in the foreign markets in the first half of 2011, which was due to the competitive pricing of our products compared with other similar products. On the other hand, more diversified products we sold in the foreign markets also led to the increase in sales revenues during the first half of 2011. This increase in sales revenue reflects improving brand awareness and a bigger market share as well as great potentials of our products in the foreign markets.
..
?In the second quarter of 2011, the sales in Northern and Southern markets decreased. We believe this was due to the higher cost of spring-summer products.

?The higher sales results in Eastern market are mainly because the distributors in Zhejiang and Jiangsu provinces and the Company invested significant amounts in advertising.

GEOGRAPHIC SEGMENTS OF REVENUES IN THE SECOND QUARTER OF 2011 & 2010:

                                    Three months ended           Three months ended
                                       June 30, 2011                June 30, 2010                 Comparison
                                  ----------------------       ----------------------      -----------------------
                                      $             %              $             %              $             %
                                  ---------      -------       ---------      -------      ----------      -------
Foreign markets                   1,864,604        67.45       1,845,331        40.51          19,273         1.04
PRC market                          899,833        32.55       2,709,431        59.49      (1,809,598)      (66.79)
The eastern section (1)             452,096        16.35         623,234        13.68        (171,138)      (27.46)
The northern section (2)            281,923        10.20       1,099,599        24.14        (817,676)      (74.36)
The southern section (3)            165,814         6.00         986,598        21.66        (820,784)      (83.19)
Total revenues                    2,764,437       100.00       4,554,762       100.00      (1,790,325)      (39.31)

----------
Note: 1. The eastern section refers to the city of Shanghai and the provinces of Zhejiang, Jiangsu, Anhui, Hubei, Hunan, Jiangxi and Shandong in the PRC;
       2. The northern section refers to the city of Beijing and the provinces of Xinjiang, Gansu, Ningxia, Hebei, Henan, Tianjin, Shanxi, Inner Mongolia, Liaoning, Jilin and Heilongjiang in the PRC;
       3. The southern section refers to the city of Chongqing and provinces of Guangdong, Guangxi, Fujian, Hainan, Sichuan, Guizhou, Yunnan and Tibet in the PRC.

For the three months ended June 30, 2011, $1,864,604 of our sales revenues were generated from the foreign markets, representing an increase of 1.04% compared to $1,845,331 for the same period in 2010.

For the three months ended June 30, 2011, the Eastern section generated sales revenues of $452,096, representing a decrease of 27.46%, compared to $623,234 for the same period in 2010. The Northern section achieved sales revenues of $281,923, representing a decrease of 74.36%, compared to $1,099,599 for the same period in 2010. The Southern section achieved sales revenues of $165,814, representing a decrease of 83.19%, compared to $986,598 for the same period in 2010.

In the second quarter of 2011, the foreign sales revenue increased as the Company launched more products types into the international market which are normally reserved and sold for domestic sales. Consequently, the growth margin of the second quarter increased when compared with that of the first quarter.

In the second quarter of 2011, the sales decrease of domestic market was mainly due to the higher cost of the products for spring and summer.

GROSS PROFIT AND GROSS PROFIT MARGIN FOR THE THREE MONTHS ENDED JUNE 30, 2011 AND 2010:

                                Six months ended June 30                       Comparison
                             -------------------------------           --------------------------
                                2011                 2010                Amount              %
                             ----------           ----------           ----------         -------
Sales revenue                $9,193,949           $9,287,177           $  (93,228)         (1.00%)
Cost of sales                 6,660,821            6,212,044              448,777           7.22%
Gross profit                 $2,533,128           $3,075,133           $ (542,005)        (17.63%)
Gross profit margin               27.55%               33.11%                              (5.56%)

For the six months ended June 30, 2011, our gross profit was $2,533,128, representing a decrease of $542,005 or 17.63%, compared to $3,075,133 for the same period of 2010. We mainly attribute this to the higher labor cost and materials' cost.

For the six months ended June 30, 2011, our gross profit margin was 27.55%, representing a decrease of 5.56% compared with 33.11% in the same period of 2010. Such decrease is mainly due to the increase of employee salaries.

GROSS PROFIT AND GROSS PROFIT MARGIN FOR THE SECOND QUARTER OF 2011& 2010:

                               Three months ended June 30                       Comparison
                             -------------------------------           --------------------------
                                2011                 2010                Amount              %
                             ----------           ----------           ----------         -------
Sales revenue                $2,764,437           $4,554,762           $(1,790,325)       (39.31%)
Cost of sales                 2,295,483            3,162,378              (866,895)       (27.41%)
Gross profit                 $  468,954           $1,392,384           $  (923,430)       (66.32%)
Gross profit margin               16.96%               30.57%

For the three months ended June 30, 2011, our gross profit was $468,954, representing a decrease of $923,430 or 66.32%, compared to $1,392,384 for the same period of 2010.

For the three months ended June 30, 2011, our gross profit margin was 16.96%, representing a decrease of 13.61% as compared to the 30.57% in the same period of 2010. The decrease was mainly resulted from increased labor costs and raw material costs after the Chinese New Year.

In future, we intend to achieve the targeted gross profit margin through adoption of following measures:

     * in Lowering the percentage of the labor cost by optimizing the product manufacturing;
     * in Decreasing the amortization of the public-used materials by improving the management;
     * in Conducting the procurements on a wholesale basis so as to reduce the cost of the materials;
     * and in Releasing more products into the market at a higher price which has been properly adjusted.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the six months ended June 30, 2011, the selling expenses were $220,194, representing an increase of $75,770 or 52.46%, compared to $144,424 for the same period in 2010. The increase was mainly as a result of the subsidies provided to our distributors to assist them with the rental payments.

For the six months ended June 30, 2011, the administrative expenses were $967,970, representing an increase of 66.49% compared to $581,405 of the same period in 2010. It was mainly due to the increase of the research and development expenses in improving the four "Travel Series" products and the additional administrative expenses of new factory in Quanzhou, which commenced its operations in April 1, 2011.

FINANCING COST

For the six months ended June 30, 2011, the finance cost was $258,456, representing an increase of $135,880 or 110.85% comparing to $122,576 for the same period in 2010. The increase primarily relates to increase in debt servicing cost on the increase in bank loans which were applied to finance our marketing expansion and consolidated construction of retails.

NET PROFIT

For the six months ended June 30, 2011, the net profit was $705,113, representing a decrease of $917,773 or 56.55% compared to $1,622,886 for the same period in 2010, primarily as a result of the decrease in revenues, higher cost and huge increase of administrative expenses from the new factory in Quanzhou.

NET PROFIT MARGIN

For the six months ended June 30, 2011, the net profit margin is 7.67%, representing a decrease of 9.80% compared to 17.47% for the same period in 2010. This is mainly attributable to the sharp increase of the production cost, selling expenses and administrative expenses.

LIQUIDITY AND CAPITAL RESOURCES

As of June 30, 2011, our total assets were $39,046,366, which consist of cash and cash equivalents of $6,666,263, trade receivables of $12,613,775, inventories of $2,937,379, prepayments and other receivable of $1,536,250, advances to customers and distributors of $185,055, properties, plant and equipment of $8,869,911, intangible asset of $163,784 and land use rights of $6,073,949.

As of June 30, 2011, total liabilities were $16,770,496. Total liabilities are composed of trade payables of $2,267,530, short-term loans of $6,389,233, income tax payable of $1,672,679, amount due to a director of $2,037,646 and other payables and accrued expense of $4,403,408. As of June 30, 2011, stockholders' equity was $22,275,870. As of June 30, 2011, the gearing ratio is 42.95%.

We offer what we believe to be reasonable credit limits to our customers at credit terms of 180 days to maintain control of trade receivable. As of June 30, 2011, the average inventory trade turnover was 56 days for our inventories which was 25 days for the same period of 2010.

Our cash and bank deposits are mainly denominated in RMB, while the revenue, expense, assets and liabilities are denominated in RMB and US dollars. The PRC currency is exchanged to US dollars at a floating rate. It did not have any substantial impact on our financial condition because we own few assets denominated in US dollars.

Based on our current plans for the next 12 months, we anticipate that revenues earned from our operations and bank borrowings will be the primary source of funds for future operating activities in 2011. However, to fund continued expansion of our operation and extend our reach to broader markets, and to acquire additional entities, we may rely on additional bank borrowings, and, if and to the extent available, on capital raises. There is no assurance that either the additional bank borrowings or capital raises will be available to us or, if they are, on the terms that are acceptable.

CASH FLOW

As of June 30, 2011, our cash and cash equivalents were $6,666,263, representing an increase of $851,006, compared to $5,815,257 for the same period of 2010.

As of June 30, 2011, net cash provided by operating activities was $441,525. Net cash used in investing activities was $1,272,782. Such cash was mainly used in the construction of the new production facility and acquisition of plant and machinery.

As of June 30, 2011, net cash provided by financing activities was $1,557,686.

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

As of June 30, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Certifying officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the second fiscal quarter of 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended June 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended June 30, 2011, the Company did not (i) sell any unregistered securities, or (ii) repurchase any of its equity securities.

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

Date: August 19, 2011
                                By: /s/ Haiting Li
                                    --------------------------------------------
                                    Haiting Li
                                    Chief Executive Officer
                                    (Principal Executive Officer)


Date: August 19, 2011
                                By: /s/ Zhong Zhao
                                    --------------------------------------------
                                    Zhong Zhao
                                    Chief Financial Officer
                                    (Principal Accounting and Financial Officer)