Form 10-Q
period 2011-09-30
Pacific Bepure Industry Inc
filed 2011-11-14
CIK 1429426

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549
                                    FORM 10-Q

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES  EXCHANGE
    ACT OF 1934

                For the quarterly period ended September 30, 2011

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

Large accelerated filer [ ]                        Accelerated filer [ ]

Non-accelerated filer [ ]                          Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [X]

As of November 15, 2011, 15,000,000 shares of the Company's common stock, $0.0001 par value, were issued and outstanding.

                          Pacific Bepure Industry Inc.
                                Table of Contents

PART I FINANCIAL INFORMATION

Item 1.  Financial Statements                                                  3

         Condensed  Consolidated  Balance  Sheets as of September 30, 2011
         (unaudited) and December 31, 2010                                     4

         Condensed Consolidated Statements of Income and Comprehensive Income
         for the nine months ended September 30, 2011 and 2010 (unaudited)     5

         Condensed Consolidated  Statements of Cash Flows for the nine months
         ended September 30, 2011 and 2010 (unaudited)                         6

         Condensed Consolidated Statement of Stockholders' Equity              8

         Notes to Condensed Consolidated Financial Statements                  9

Item 2.  Management's  Discussion and Analysis of Financial Condition and
         Results of Operations                                                24

Item 3.  Quantitative and Qualitative Disclosures About Market Risk           33

Item 4.  Controls and Procedures                                              33

Part II OTHER INFORMATION

Item 1.  Legal Proceedings                                                    33

Item 1A. Risk Factors                                                         33

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds          34

Item 3.  Defaults upon Senior Securities                                      34

Item 4.  [Removed or reserved]                                                34

Item 5.  Other Information                                                    34

Item 6.  Exhibits                                                             34

Signatures                                                                    35

Pacific Bepure Industry Inc.
Condensed Consolidated Financial Statements
For the three and nine months ended September 30, 2011 and 2010

              Index to Condensed Consolidated Financial Statements

                                                                           Pages
                                                                           -----

Condensed Consolidated Balance Sheets                                         4

Condensed Consolidated Statements of Income and Comprehensive Income          5

Condensed Consolidated Statements of Cash Flows                               6

Condensed Consolidated Statements of Stockholders' Equity                     8

Notes to Condensed Consolidated Financial Statements                          9

Pacific Bepure Industry Inc.
Condensed Consolidated Balance Sheets
As of September 30, 2011 and December 31, 2010
(Stated in US Dollars)

                                                                    As of                As of
                                                                 September 30,        December 31,
                                                                     2011                 2010
                                                                 -----------          ------------
                                                                 (Unaudited)            (Audited)
ASSETS

CURRENT ASSETS
  Cash and cash equivalents                                      $ 4,687,475          $ 5,815,257
  Trade receivables                                               13,642,032           13,094,012
  Prepayments and other receivables - Note 5                         158,854              249,118
  Advances to customers and distributors - Note 6                  1,582,165            1,293,733
  Inventories - Note 7                                             3,456,382            1,232,557
                                                                 -----------          -----------
      TOTAL CURRENT ASSETS                                        23,526,908           21,684,677

Properties, plant and equipment, net - Note 8                      8,991,158            7,592,866
Land use rights - Note 9                                           6,111,970            6,021,489
Intangible asset - Note 10                                           150,293              190,505
                                                                 -----------          -----------

      TOTAL ASSETS                                               $38,780,329          $35,489,537
                                                                 ===========          ===========

LIABILITIES AND STOCKHOLDERS' EQUITY

LIABILITIES

CURRENT LIABILITIES
  Trade payables                                                 $ 2,975,826          $ 2,988,361
  Other payables and accrued expenses - Note 11                    3,389,355            3,524,874
  Loans payable - Note 12                                          6,480,394            4,717,870
  Amount due to a director - Note 13                               2,061,731            1,998,085
  Income tax payable                                               1,041,404            1,248,649
                                                                 -----------          -----------
      TOTAL CURRENT LIABILITIES                                   15,948,710           14,477,839
                                                                 -----------          -----------
      TOTAL LIABILITIES                                           15,948,710           14,477,839
                                                                 -----------          -----------

COMMITMENTS AND CONTINGENCIES - Note 15

STOCKHOLDERS' EQUITY
  Common stock: par value of $0.0001 per share
   Authorized 75,000,000 shares; issued and outstanding
   15,000,000 shares in 2011 and 2010 - Note 22                        1,500                1,500
  Additional paid-in capital                                       3,422,434            3,234,650
  Statutory reserve - Note 23                                        309,688              309,688
  Accumulated other comprehensive income                           2,674,100            1,987,222
  Retained earnings                                               16,423,897           15,478,638
                                                                 -----------          -----------
      TOTAL STOCKHOLDERS' EQUITY                                  22,831,619           21,011,698
                                                                 -----------          -----------

      TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                 $38,780,329          $35,489,537
                                                                 ===========          ===========


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Income and Comprehensive Income For the three and nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

                                                      Nine months ended                  Three months ended
                                                        September 30,                       September 30,
                                               ------------------------------      ------------------------------
                                                   2011              2010              2011              2010
                                               ------------      ------------      ------------      ------------
                                               (Unaudited)        (Unaudited)       (Unaudited)       (Unaudited)
Sales revenue                                  $ 14,222,604      $ 20,157,801      $  5,028,655      $ 10,870,624
Cost of sales                                    10,549,817        13,340,291         3,888,996         7,128,247
                                               ------------      ------------      ------------      ------------
Gross profit                                      3,672,787         6,817,510         1,139,659         3,742,377
                                               ------------      ------------      ------------      ------------
OPERATING EXPENSES
  Administrative expenses                         1,480,218           828,225           512,248           247,180
  Selling expenses                                  313,763           190,424            93,569            46,000
                                               ------------      ------------      ------------      ------------
                                                  1,793,981         1,018,649           605,817           293,180
                                               ------------      ------------      ------------      ------------

INCOME FROM OPERATIONS                            1,878,806         5,798,861           533,842         3,449,197
  Other income - Note 16                            155,554                --            46,134            10,619
  Other expense                                          --           (12,315)               --                --
  Finance costs - Note 17                          (374,752)         (194,678)         (116,296)          (72,102)
                                               ------------      ------------      ------------      ------------
Income before income taxes                        1,659,608         5,591,868           463,680         3,387,714
Income taxes - Note 18                             (714,349)       (1,439,944)         (223,532)         (858,676)
                                               ------------      ------------      ------------      ------------
NET INCOME                                          945,259         4,151,924           240,148         2,529,038

OTHER COMPREHENSIVE INCOME
  Foreign currency translation adjustment           686,878           298,435           260,045           277,500
                                               ------------      ------------      ------------      ------------

TOTAL COMPREHENSIVE INCOME                     $  1,632,137      $  4,450,359      $    500,193      $  2,806,538
                                               ============      ============      ============      ============
Earnings per share
  Basic and diluted - Note 19                  $      0.063      $      0.277      $      0.016      $      0.169
                                               ============      ============      ============      ============
Weighted Average Number of Shares Outstanding
 -Note 19
   -Basic and diluted                            15,000,000        15,000,000        15,000,000        15,000,000
                                               ============      ============      ============      ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Cash Flows
For the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

                                                                            Nine months ended
                                                                              September 30,
                                                                    --------------------------------
                                                                        2011                2010
                                                                    ------------        ------------
                                                                     (Unaudited)         (Unaudited)
CASH FLOWS FROM OPERATING ACTIVITIES
  Net income                                                        $    945,259        $  4,151,924
  Adjustments to reconcile net income to net cash
   used in operating activities:
     Depreciation                                                        236,590             118,685
     Amortization of an intangible asset and land
      use rights recognised as expenses                                  112,321              40,376
     Share-based compensation                                            187,784                  --
  Changes in operating assets and liabilities:
     Trade receivables                                                  (128,991)         (2,627,797)
     Prepayments and other receivables                                   129,661            (298,762)
     Advances to customers and distributors                             (243,424)                 --
     Inventories                                                      (2,150,936)           (744,655)
     Trade payables                                                     (106,049)         (1,614,129)
     Other payables and accrued expenses                                (243,962)           (951,471)
     Income tax payable                                                 (243,208)            284,989
                                                                    ------------        ------------
           NET CASH FLOWS USED IN OPERATING ACTIVITIES                (1,504,955)         (1,640,840)
                                                                    ------------        ------------

CASH FLOWS FROM INVESTING ACTIVITIES
  Payments to acquire property, plant and equipment
   and construction in progress                                       (1,375,262)           (629,921)
                                                                    ------------        ------------
           NET CASH FLOWS USED IN INVESTING ACTIVITIES                (1,375,262)           (629,921)
                                                                    ------------        ------------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from new loans                                              5,933,666           4,591,867
  Repayment of loans                                                  (4,346,218)         (1,467,050)
  Repayment of amount due to a director                                       --              (4,360)
                                                                    ------------        ------------
           NET CASH FLOWS PROVIDED BY FINANCING ACTIVITIES             1,587,448           3,120,457
                                                                    ------------        ------------
Effect of foreign currency translation on cash and
 cash equivalents                                                        164,987              91,547
                                                                    ------------        ------------
Net (decrease)/increase in cash and cash equivalents                  (1,127,782)            941,243
Cash and cash equivalents - beginning of period                        5,815,257           4,325,176
                                                                    ------------        ------------

Cash and cash equivalents - end of period                           $  4,687,475        $  5,266,419
                                                                    ============        ============


              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statements of Cash Flows (cont'd)
For the nine months ended September 30, 2011 and 2010
(Stated in US Dollars)

                                                                    Nine months ended
                                                                      September 30,
                                                             ------------------------------
                                                                2011                2010
                                                             ----------          ----------
                                                             (Unaudited)         (Unaudited)
SUPPLEMENTAL DISCLOSURES FOR CASH FLOW INFORMATION:
  Cash paid for:
    Interest                                                 $  302,475          $  190,957
    Income taxes                                             $  957,557          $1,154,955
                                                             ==========          ==========

NON-CASH FINANCING ACTIVITIES:
  Dividends - Note                                           $       --          $2,019,252
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



              The accompanying notes are an integral part of these
                  condensed consolidated financial statements

Pacific Bepure Industry Inc.
Condensed Consolidated Statement of Stockholders' Equity
(Stated in US Dollars)

                                   Common Stock                                        Accumulated
                               --------------------        Additional     Statutory       Other                        Total
                              Number of                     Paid-in        Reserve    Comprehensive     Retained    Stockholders'
                               Shares        Amount         Capital       (Note 23)      Income         Earnings       Equity
                               ------        ------         -------       ---------      ------         --------       ------
Balance, December 31, 2010    15,000,000   $     1,500    $ 3,234,650    $   309,688   $ 1,987,222    $15,478,638    $21,011,698

Net income                            --            --             --             --            --        945,259        945,259

Foreign currency translation
 adjustment                           --            --             --             --       686,878             --        686,878

Share-based compensation              --            --        187,784             --            --             --        187,784
                             -----------   -----------    -----------    -----------   -----------    -----------    -----------

Balance, September 30, 2011   15,000,000   $     1,500    $ 3,422,434    $   309,688   $ 2,674,100    $16,423,897    $22,831,619
                             ===========   ===========    ===========    ===========   ===========    ===========    ===========


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

Baopiao was established as a wholly foreign-owned enterprise ("WFOE") in the PRC on February 15, 2006 with registered capital of HK$50,000,000 (which are not divided into shares). As of March 31, 2011, its paid up capital was
HK$16,370,478 of which HK$15,401,180 was certified. Baopiao acted as a subcontracting factory for Pacific Shoes and started operation on April 1, 2011.

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

In the opinion of the management of the Company, all adjustments, which are of a normal recurring nature, necessary for a fair statement of the results for the three-month and nine-month periods have been made. Results for the interim period presented are not necessarily indicative of the results that might be expected for the entire fiscal year.

3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

Principles of consolidation

The condensed consolidated financial statements include the accounts of the Company and its subsidiaries. All significant inter-company accounts and transactions have been eliminated in consolidation.

Concentrations of credit risk

Financial instruments that potentially subject the Company to significant concentrations of credit risk consist principally of cash and cash equivalents, trade receivables and advances to customers and distributors. As of September 30, 2011 and December 31, 2010, substantially all of the Company's cash and cash equivalents were held by major financial institutions located in the PRC, which management believes are of high credit quality. With respect to trade receivables and advances to customers and distributors, the Company extends credit based on evaluations of the customers' and distributors' financial positions. The Company generally does not require collateral for customers and distributors.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


3. SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (CONT'D)

Concentrations of credit risk (cont'd)

During the reporting period, customers representing 10% or more of the Company's sales are as follows:

                        Nine months ended           Three months ended
                           September 30,               September 30,
                    ------------------------    -------------------------
                       2011          2010          2011           2010
                    ----------    ----------    ----------     ----------
                    (Unaudited)   (Unaudited)   (Unaudited)    (Unaudited)

Taiwan Quanyi
 Xingye Co., Ltd.   $5,171,555    $4,620,681    $1,245,788     $1,366,604
                    ==========    ==========    ==========     ==========

Details of customers for 10% or more of the Company's trade receivables are:

                                                   As of          As of
                                               September 30,   December 31,
                                                   2011           2010
                                                ----------     ----------
                                                (Unaudited)     (Audited)

Taiwan Quanyi Xingye Co., Ltd.                  $3,053,019     $1,839,049
                                                ==========     ==========

Collateralized and uncollateralized short-term bank loans

ASC 820 "Fair Value Measurements and Disclosures" requires the disclosure of the estimated fair value of financial instruments including those financial instruments for which the ASC 323 fair value option was not elected. Except for collateralized borrowings disclosed below, the carrying amounts of other financial assets and liabilities approximate their fair values due to short maturities:

                    As of September 30, 2011    As of December 31, 2010
                    ------------------------    -----------------------
                          (Unaudited)                   (Audited)
                     Carrying        Fair        Carrying        Fair
                      Amount         Value        Amount         Value
                      ------         -----        ------         -----
Collateralized
 short-term bank
 loans              $6,480,394    $6,445,764    $4,717,870     $4,713,661
                    ==========    ==========    ==========     ==========


The fair values of borrowings are based on the Company's current incremental borrowing rates for similar types of borrowing arrangements.

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

In April 2011,  the FASB issued ASU 2011-03,  "Transfers  and  Servicing  (Topic
860): Reconsideration of Effective Control for Repurchase Agreements". The amendments in this ASU update remove from the assessment of effective control
(1) the criterion requiring the transferor to have the ability to repurchase or redeem the financial assets on substantially the agreed terms, even in the event of default by the transferee, and (2) the collateral maintenance implementation guidance related to that criterion. The guidance in this ASU update is effective for the first interim or annual period beginning on or after December 15, 2011. The guidance should be applied prospectively to transactions or modifications of existing transactions that occur on or after the effective date. Early adoption is not permitted. The adoption of this ASU update is not expected to have a material impact on the Company's financial statements.

In May 2011, the FASB issued ASU 2011-04,  "Fair Value Measurement  (Topic 820):
Amendments to Achieve Common Fair Value Measurement and Disclosure Requirements in U.S. GAAP and IFRSs". The FASB and the International Accounting Standard Board (IASB) works together to ensure that fair value has the same meaning in U.S. GAAP and IFRSs and that their respective fair value measurement and disclosure requirements are the same (except for minor differences in wording and style). The Boards concluded that the amendments in this ASU update will improve the comparability of fair value measurements presented and disclosed in financial statements prepared in accordance with U.S. GAAP and IFRSs. The amendments in this ASU update explain how to measure fair value. They do not require additional fair value measurements and are not intended to establish valuation standards or affect valuation practices outside of financial reporting. The amendments in this ASU update are to be applied prospectively. For public entities, the amendments are effective during interim and annual periods beginning after December 15, 2011. Early application by public entities is not permitted. The adoption of this ASU update is not expected to have a material impact on the Company's financial statements.

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

In September 2011, the FASB issued ASU 2011-08, "Intangibles - Goodwill and Other (Topic 350)". The amendments in this update will allow an entity to first assess qualitative factors to determine whether it is necessary to perform the two-step quantitative goodwill impairment test. Under these amendments, an entity would not be required to calculate the fair value of a reporting unit unless the entity determines, based on a qualitative assessment, that it is more likely than not that its fair value is less than its carrying amount. The amendments include a number of events and circumstances for an entity to consider in conducting the qualitative assessment. The adoption of this ASU update is not expected to have a material impact on the Company's financial statements.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


5. PREPAYMENTS AND OTHER RECEIVABLES

                                                   As of               As of
                                               September 30,        December 31,
                                                   2011                2010
                                                 --------            --------
                                                (Unaudited)          (Audited)

Prepayments to suppliers                         $ 57,572            $131,846
Advances to staff                                 101,282             117,272
                                                 --------            --------

                                                 $158,854            $249,118
                                                 ========            ========

6. ADVANCES TO CUSTOMERS AND DISTRIBUTORS

                                                   As of               As of
                                               September 30,        December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)

Interest-free loans advanced to
 customers and distributors                     $1,582,165          $1,293,733
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

7. INVENTORIES

                                                   As of               As of
                                               September 30,        December 31,
                                                   2011                2010
                                                ----------          ----------
                                                (Unaudited)          (Audited)

Raw materials                                   $1,028,147          $  227,572
Work-in-progress                                 1,721,254             445,249
Finished goods                                     706,981             559,736
                                                ----------          ----------


                                                $3,456,382          $1,232,557
                                                ==========          ==========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


8. PROPERTIES, PLANT AND EQUIPMENT

                                              As of                    As of
                                          September 30,            December 31,
                                              2011                     2010
                                          ------------             ------------
                                           (Unaudited)               (Audited)
Costs:
  Plant and machinery                     $  1,462,141             $    985,609
  Office equipment                             219,053                  115,060
  Buildings                                  8,742,604                1,337,557
                                          ------------             ------------
                                            10,423,798                2,438,226
Accumulated depreciation                    (1,436,439)              (1,261,688)
Construction-in-progress                         3,799                6,416,328
                                          ------------             ------------

                                          $  8,991,158             $  7,592,866
                                          ============             ============

During the reporting period, depreciation is included in:

                                             Nine months ended September 30,
                                            ---------------------------------
                                              2011                     2010
                                            --------                 --------
                                           (Unaudited)              (Unaudited)

Cost of sales and overheads                 $133,654                 $ 68,799
Administrative expenses                     102,936                    49,886
                                            --------                 --------

                                            $236,590                 $118,685
                                            ========                 ========


----------
Notes:
As of September 30, 2011 and December 31, 2010, buildings with carrying value of $7,280,065 and $852,833 respectively, were pledged for the collateralized bank loans (Note 12b).

Construction-in-progress consist mainly the new manufacturing plant under construction.

9. LAND USE RIGHTS

                                              As of                   As of
                                          September 30,            December 31,
                                              2011                     2010
                                          ------------             ------------
                                           (Unaudited)              (Audited)

Cost                                      $  6,618,675             $  6,414,392
Accumulated amortization                      (506,705)                (392,903)
                                          ------------             ------------
                                          $  6,111,970             $  6,021,489
                                          ============             ============

The Company obtained the rights from the relevant PRC land bureau for a period of 50 years to use the land on which the office premises, production facilities and warehouse of the Company are situated.

As of September 30, 2011 and December 31, 2010, the land use rights with carrying value of $6,111,970 and $6,021,489 respectively, was pledged for collateralized bank loans (Note 12b).

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


9. LAND USE RIGHTS (CONT'D)

During the nine months ended September 30, 2011 and 2010, amortization for the land use rights amounted to $99,730 and $94,932 of which $32,975 and $94,166 have been capitalized in construction-in-progress, respectively.

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
                                                    --------

                                                    $667,130
                                                    ========

10. INTANGIBLE ASSET

                                                   As of               As of
                                               September 30,        December 31,
                                                   2011                2010
                                                ----------          ----------
                                               (Unaudited)           (Audited)
Software
  Cost                                          $  342,803          $  332,223
  Accumulated amortization                        (192,510)           (141,718)
                                                ----------          ----------

                                                $  150,293          $  190,505
                                                ==========          ==========

This software represents integrated software in designing footwear and purchased by Pacific Shoes. Pursuant to the management experience, this software estimated useful life was 5 years. Since its acquisition, an annual impairment review was performed by management and no impairment was identified.

During the nine months ended September 30, 2011 and 2010, amortization for intangible asset amounted to $45,566 and $39,610, respectively.

The estimated aggregate amortization expenses for software for the three succeeding years are as follows:

     Year
     ----
     2012                                           $ 59,800
     2013                                             59,800
     2014                                             30,693
                                                    --------

                                                    $150,293
                                                    ========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


11. OTHER PAYABLES AND ACCRUED EXPENSES

                                                    As of              As of
                                                 September 30,      December 31,
                                                     2011              2010
                                                  ----------        ----------
                                                  (Unaudited)        (Audited)

Value added tax and other tax payable             $1,063,300        $1,712,724
Staff welfare payables (Note (a))                  1,209,244         1,046,724
Accrued expenses and other payables                  558,532           536,147
Salaries payable                                     558,279           229,279
                                                  ----------        ----------

                                                  $3,389,355        $3,524,874
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

12. LOANS PAYABLE

                                                    As of              As of
                                                 September 30,      December 31,
                                                     2011              2010
                                                  ----------        ----------
                                                  (Unaudited)        (Audited)

Collateralized short-term bank loans (Note (b))   $4,915,082        $3,079,510
Uncollateralized short-term bank loans             1,565,312         1,638,360
                                                  ----------        ----------

                                                  $6,480,394        $4,717,870
                                                  ==========        ==========

----------
Notes:
a)   The bank loans are denominated in RMB and carried average  interest rate as
     of   September   30,  2011  and  December  31,  2010  at  6.16%  and  5.82%
     respectively.

     During the reporting period, there was no covenant requirement under the banking facilities granted to the Company.

(b) These bank loans were collateralized by the buildings and land use right with carrying values of $7,280,065 (Note 8), and $6,111,970 (Note 9), respectively, and guaranteed by Mr. Li Haiting, the sole director of the Company and his brother and a third party.

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

A summary of share option plan activity for the period ended September 30, 2011 is presented below:

                                                 Number of       Exercise Price
                                                  Shares           Per Share
                                                  ------           ---------
Outstanding as of January 1, 2011                 560,000          $   1.75
Granted                                                --                --
Exercised                                              --                --
Forfeited                                              --                --
Cancelled                                              --                --
                                                 --------          --------

Outstanding as of September 30, 2011              560,000          $   1.75
                                                 ========          ========

Exercisable as of September 30, 2011              168,000          $   1.75
                                                 ========          ========

The grant-date fair values for tranches 1, 2 and 3 of options granted in 2010 were $0.62, $0.67 and $0.72 per option respectively. Compensation expense of $187,784 arising from above mentioned share options granted was recognized for the nine months ended September 30, 2011.

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

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


15. COMMITMENTS AND CONTINGENCIES

a.   Capital commitment

As of September 30, 2011, there was no capital commitment for the Company (December 31, 2010 : the Company had capital commitment in respect of the construction of properties, amounting to $47,116, which was contracted but not provided for in the financial statements).

b.   Operating lease commitment

As of September 30, 2011, there was no operating lease arrangement for the Company.

The rental expense was $18,456 for the nine months ended September 30, 2011.

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

16. OTHER INCOME

                                Nine months ended        Three months ended
                                  September 30,             September 30,
                              ---------------------     ---------------------
                                2011         2010         2011         2010
                              --------     --------     --------     --------
                                   (Unaudited)               (Unaudited)

Government grant income       $ 70,549     $     --     $ 15,915     $     --
Sales of scrap materials        81,946           --       30,189           --
Others                           3,059           --           30       10,619
                              --------     --------     --------     --------

                              $155,554     $     --     $ 46,134     $ 10,619
                              ========     ========     ========     ========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


17. FINANCE COSTS

                                Nine months ended      Three months ended
                                  September 30,           September 30,
                              --------------------    --------------------
                                2011        2010        2011        2010
                              --------    --------    --------    --------
                                 (Unaudited)              (Unaudited)

Bank loan interest expenses   $302,475    $190,957    $113,775    $ 67,520
Interest income                 (3,484)     (3,066)     (1,254)       (661)
Bank charges                    75,761       6,787       3,775       5,243
                              --------    --------    --------    --------

                              $374,752    $194,678    $116,296    $ 72,102
                              ========    ========    ========    ========

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

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


18. INCOME TAXES (CONT'D)

In July 2006, the FASB issued ASC 740-10-25 (previously Interpretation No. 48, "Accounting for Uncertainty in Income Taxes"). This interpretation requires recognition and measurement of uncertain income tax positions using a "more-likely-than-not" approach. The Company adopted this ASC 740-10-25 on
January 1, 2007. Under the New CIT Law which became effective on January 1, 2008, the Company might be deemed to be a resident enterprise by the PRC tax authorities. If the Company was deemed to be resident enterprise, the Company might be subject to the CIT at 25% on the worldwide taxable income and dividends paid from the RPC subsidiaries to their overseas holding companies might be exempted from 10% PRC withholding tax. Given that all of the Company's income is generated from the PRC and the PRC subsidiaries do not intend to pay dividends for the foreseeable future operation, the management considers that the impact arising from resident enterprise on the Company's financial position is not significant. The management evaluated the Company's tax positions and considered that no provision for uncertainty in income taxes is necessary as of September 30, 2011.

The components of the provision for income taxes from continuing operation are:

                             Nine months ended         Three months ended
                               September 30,              September 30,
                        -------------------------   ------------------------
                           2011           2010         2011          2010
                        ----------     ----------   ----------    ----------
                        (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)

Current taxes - PRC     $  714,349     $1,439,944   $  223,532    $  858,676
Deferred taxes - PRC            --             --           --            --
                        ----------     ----------   ----------    ----------

                        $  714,349     $1,439,944   $  223,532    $  858,676
                        ==========     ==========   ==========    ==========

The effective income tax expenses differ from the PRC statutory income tax rate from continuing operations in the PRC as follows:

                             Nine months ended         Three months ended
                               September 30,              September 30,
                        -------------------------   ------------------------
                           2011           2010         2011          2010
                        ----------     ----------   ----------    ----------
                        (Unaudited)    (Unaudited)  (Unaudited)   (Unaudited)

Provision for income
 taxes at PRC statutory
 income tax rate - 25%  $  414,902     $1,397,967   $  115,920    $  846,929
Non-deductible items       299,447         41,977      107,612        11,747
                        ----------     ----------   ----------    ----------

                        $  714,349     $1,439,944   $  223,532    $  858,676
                        ==========     ==========   ==========    ==========

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


19. EARNINGS PER SHARE

The basic and diluted earnings per share is calculated using the net income and the weighted average number of shares outstanding during the reporting periods.

The share options in issue are considered anti-dilative. Accordingly, the basic and diluted earnings per share are the same.

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

22. COMMON STOCK

The Company was incorporated on October 9, 2007 with authorized share capital of $7,500 divided into 75,000,000 common shares of $0.0001 par value each.

23. STATUTORY RESERVE

The Company's statutory reserve comprise of the following:

                                                  As of               As of
                                              September 30,        December 31,
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

For the nine months ended September 30, 2011 and 2010 respectively, no appropriation to this statutory reserve was made as the reserve reached 50% of the Pacific Shoes' registered capital and Baopiao did not make any profit during the period.

Pacific Bepure Industry Inc.
Notes to Condensed Consolidated Financial Statements
(Stated in US Dollars)


24. DEFINED CONTRIBUTION PLAN

Pacific Shoes and Baopiao have defined contribution plans for all qualified employees in the PRC. Pacific Shoes and Baopiao and their employees are each required to make contributions to the plans at the rates specified in the plans. The only obligation of Pacific Shoes and Baopiao with respect to retirement schemes are to make the required contributions under the plans. No forfeited contribution is available to reduce the contribution payable in the future years. The defined contribution plan contributions were charged to the consolidated statements of income and comprehensive income. The Company contributed $124,039 and $86,124 for the nine months ended September 30, 2011 and 2010 respectively.

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

All of the Company's long-lived assets are located in the PRC. Geographic information about the revenues, which are classified based on the customers, is set out as follows:

                   Nine months ended                   Three months ended
                     September 30,                        September 30,
            ------------------------------      -------------------------------
                2011              2010              2011               2010
            ------------      ------------      ------------       ------------
             (Unaudited)       (Unaudited)       (Unaudited)        (Unaudited)

PRC         $  9,051,049      $ 15,493,515      $  3,782,867       $  9,504,439
Taiwan         5,171,555         4,664,286         1,245,788          1,366,185
            ------------      ------------      ------------       ------------

            $ 14,222,604      $ 20,157,801      $  5,028,655       $ 10,870,624
            ============      ============      ============       ============

26. SUBSEQUENT EVENTS

The company evaluated all events or transactions that occurred after September 30, 2011 and through the date the financial statements were issued, and has determined that there are no material subsequent events nor transactions which would require recognition or disclosure in these consolidated financial statements.

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

We are now a fully reporting issuer with our common stock publicly quoted on the OTC bulletin board under the symbol "PBEP". To the best of the Company's knowledge and information, as of November 15, 2011, we had 15,000,000 shares of common stock issued and outstanding.

BUSINESS REVIEW

No matter how was the global economic condition, China economy was still increasing at a steady growth. Yet it took longer to achieve the same growth as compared with the same period in 2010. Influenced by macro control economic policies imposed on real estate, investments conducted less contributions to the increase of GDP. In general, the global economy was retrieving growth in slow paces, and China met continuous decreases of growth rate in export.
Simultaneously CPI in China made a breakthrough in historical records, and the actual consumption was growing at a lower rate as compared with the same period in last year.

The Company is mainly engaged in professional design, manufacture and distribution of sports and casual footwear through its Chinese Subsidiaries. We target at both female and male customers, particularly the 20-35 years old female consumers, among whom our Baopaio (or "Bepure") label has witnessed an increasing recognition. For nine months ended September 30, 2011, the Company's sales revenues decreased by $5,935,197 or 29.44% to $14,222,604 compared with $20,157,801 in the same period of 2010.

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

We have certain control over these distributor appointed retailers because when we enter into distribution agreements with distributors, we have the right to approve or reject the distributor's request to appoint certain retailers. As of September 30, 2011, retail locations are 98, and 1,523 counters in the shopping malls are now authorized to sell our products and they are under the direct management of our distributors. We continue to refresh our brand image with in-store advertising and decorations, so that consumers will enjoy a much happier purchase experience at the retail outlets.

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

RESULTS OF OPERATIONS FOR THE NINE MONTHS AND THREE MONTHS ENDED SEPTEMBER 30, 2011 AND SEPTEMBER 30, 2010

The following table  summarizes our operating  results and key financial  ratios
for  the  nine  months  ended   September  30,  2011  and  September  30,  2010,
respectively:

                                Nine months ended September 30                Comparison
                                -------------------------------      ---------------------------
                                    2011               2010             Amount             %
                                ------------       ------------      ------------      ---------
Sales revenue                   $ 14,222,604       $ 20,157,801      $ (5,935,197)       (29.44%)
Cost of sales                     10,549,817         13,340,291        (2,790,474)       (20.92%)
Gross profit                       3,672,787          6,817,510        (3,144,723)       (46.13%)
Gross profit margin                    25.82%             33.82%
Total operating expenses           1,793,981          1,018,649           775,332         76.11%
Income from operations             1,878,806          5,798,861        (3,920,055)       (67.60%)
Other expense                       (155,554)            12,315          (167,869)     (1363.13%)
Finance costs                        374,752            194,678           180,074        (92.50%)
Income before income taxes         1,659,608          5,591,868        (3,932,260)       (70.32%)
Income taxes                         714,349          1,439,944          (725,595)       (50.39%)
Net income                      $    945,259       $  4,151,924      $ (3,206,665)       (77.23%)

The following table summarizes our operating results and key financial ratios for three months ended September 30, 2011 and September 30, 2010, respectively:

                                Three months ended September 30                Comparison
                                -------------------------------      -------------------------
                                    2011               2010             Amount            %
                                ------------       ------------      ------------      -------
Sales revenue                   $  5,028,655       $ 10,870,624      $ (5,841,969)     (53.74%)
Cost of sales                      3,888,996          7,128,247        (3,239,251)     (45.44%)
Gross profit                       1,139,659          3,742,377        (2,602,718)     (69.55%)
Gross profit margin                    22.66%             34.43%
Total operating expenses             605,817            293,180           312,637      106.64%
Income from operations               533,842          3,449,197        (2,915,355)     (84.52%)
Other income                         (46,134)           (10,619)          (35,515)     334.45%
Finance costs                        116,296             72,102            44,194       61.29%
Income before income taxes           463,680          3,387,714        (2,924,034)     (86.31%)
Income taxes                         223,532            858,676          (635,144)     (73.97%)
Net income                      $    240,148       $  2,529,038       $(2,288,890)     (90.50%)

This table below illustrates our key operating results and financial  indicators
for  the  nine  months  ended   September  30,  2011  and  September  30,  2010,
respectively:

                                  Nine months ended September 30                 Comparison
                                  -------------------------------       ---------------------------
                                      2011               2010              Amount             %
                                  ------------       ------------       ------------       --------
MAIN OPERATING RESULTS
  Sale revenue                    $ 14,222,604       $ 20,157,801       $ (5,935,197)      (29.44%)
  Gross profit                       3,672,787          6,817,510         (3,144,723)      (46.13%)
  Income from operations             1,878,806          5,798,861         (3,920,055)      (67.60%)
  Net income                      $    945,259       $  4,151,924       $ (3,206,665)      (77.23%)

MAIN FINANCIAL RATIOS
PROFITABILITY RATIO
  Gross profit margin                    25.82%            33.82%                           (8.00%)
  Operating profit margin                13.21%            28.77%                          (15.56%)
  Net profit margin                       6.65%            20.60%                          (13.95%)
  Ratio of general administrative
   expenses to revenue                   10.41%             4.11%                            6.30%
  Ratio of sales and marketing
   expenses to revenue                    2.21%             0.94%                            1.26%

ASSET-EFFICIENCY RATIO
  Average inventory turnover days           60                22
  Turnover days of accounts receivable     254               116
  Turnover days of accounts payable         76                54

REVENUE

For the nine months ended September 30, 2011, our revenues were $14,222,604, which represented a decrease of $5,935,197 or 29.44%, as compared with $20,157,801 for the same period in 2010. It is mainly because the purchasing power declines due to the higher price of merchandise. Moreover, the sales of winter products was shortened as the temperature stayed relatively high.

For the third quarter of 2011, our revenues were 5,028,655, a decrease of 5,841,969 or 53.74%, as compared with $10,870,624 for the same period in 2010.
It is mainly attributed to the higher temperature .

GEOGRAPHIC  SEGMENTS OF REVENUES IN THE NINE MONTHS ENDED SEPTEMBER30,  2011 AND
2010:

                             Nine months ended           Nine months ended
                             September 30, 2011          September 30, 2010              Comparison
                            ---------------------      ----------------------      ---------------------
                                 $            %             $             %            $            %
                            ----------     ------      ----------      ------      ----------     ------
Foreign markets              5,171,555      36.36       4,664,286       23.14         507,269      10.88
PRC market                   9,051,049      63.64      15,493,515       76.86      (6,442,466)    (41.58)
The eastern section (1)      2,367,459      16.65       3,256,803       16.16        (889,344)    (27.31)
The northern section (2)     3,936,934      27.68       6,824,213       33.85      (2,887,279)    (42.31)
The southern section (3)     2,746,656      19.31       5,412,499       26.85      (2,665,843)    (49.25)
                            ----------     ------      ----------      ------      ----------     ------

Total revenues              14,222,604     100.00      20,157,801      100.00      (5,935,197)    (29.44)
                            ==========     ======      ==========      ======      ==========     ======

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

For the nine months ended September 30, 2011, $5,171,555 of our sales revenues were generated from the foreign (non PRC) markets, representing an increase of 10.88% when compared to $4,664,286 from the same period in 2010.

For the nine months ended September 30, 2011, the domestic Eastern market contributed $2,367,459 to the Company's sales revenue, representing an decrease of 27.31%, when compared to $3,256,803 earned in the same period of 2010. The Northern market generated sales revenue of $3,936,934, representing a decrease of 42.31%, when compared to $6,824,213 for the same period in 2010. The Southern market achieved sales revenue of $2,746,656, representing a decrease of 49.25%, when compared to $5,412,499 for the same period in 2010. Such changes are mainly due to the following:

* We witnessed an increase in sales revenues in the foreign markets in the first half of 2011, which was due to the competitive pricing of our products compared with other similar products. On the other hand, more diversified products we sold in the foreign markets also led to the increase in sales revenues during the first half of 2011. This increase in sales revenue reflects improving brand awareness and a bigger market share as well as great potentials of our products in the foreign markets.
* In the third quarter of 2011, the sales in Eastern market decreased. We believe this was due to the decreased sales in provinces of Zhejiang, Jiangsu and Shangdong.
* In the third quarter of 2011, the sales in Northern market decreased because of the relative high temperature.
* In the third quarter of 2011, the sales in Southern market decreased because of the sales in provinces of Sichuan and Guizhou dropped.

GEOGRAPHIC SEGMENTS OF REVENUES IN THE THIRD QUARTER OF 2011 & 2010:

                               Three months ended            Three months ended
                                  June 30, 2011                 June 30, 2010                   Comparison
                              ----------------------        ----------------------        ----------------------
                                  $              %               $             %              $              %
                              ---------       ------        ----------      ------        ----------      ------
Foreign markets               1,245,788        24.77         1,366,185       12.57          (120,397)      (8.81)
PRC market                    3,782,867        75.23         9,504,439       87.43        (5,721,572)     (60.20)
The eastern section (1)         844,231        16.79         2,062,288       18.97        (1,218,057)     (59.06)
The northern section (2)      1,662,045        33.05         4,019,357       36.97        (2,357,312)     (58.65)
The southern section (3)      1,276,591        25.39         3,422,794       31.49        (2,146,203)     (62.70)
                              ---------       ------        ----------      ------        ----------      ------

Total revenues                5,028,655       100.00        10,870,624      100.00        (5,841,969)     (53.74)
                              =========       ======        ==========      ======        ==========      ======

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

For the three months ended September 30, 2011, $1,245,788 of our sales revenues were generated from the foreign markets, representing an decrease of 8.81% compared to $1,366,185 for the same period in 2010.

For the three months ended September 30, 2011, the Eastern section generated sales revenues of $844,231, representing a decrease of 59.06%, compared to $2,062,288 for the same period in 2010. The Northern section achieved sales revenues of $1,662,045, representing a decrease of 58.65%, compared to $4,019,357 for the same period in 2010. The Southern section achieved sales revenues of $1,276,591, representing a decrease of 62.70%, compared to $3,422,794 for the same period in 2010.

GROSS PROFIT AND GROSS PROFIT MARGIN FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2011 AND 2010:

                            Nine months ended
                               September 30                    Comparison
                        ---------------------------    ------------------------
                             2011          2010           Amount           %
                        ------------   ------------    ------------    --------
Sales revenue           $ 14,222,604   $ 20,157,801    $ (5,935,197)    (29.44%)
Cost of sales             10,549,817     13,340,291      (2,790,474)    (20.92%)
Gross profit            $  3,672,787   $  6,817,510    $ (3,144,723)    (46.13%)
Gross profit margin            25.82%         33.82%                     (8.00%)

For the nine months ended September 30, 2011, our gross profit was $3,672,787, representing a decrease of $3,144,723 or 46.13%, compared to $6,817,510 for the same period of 2010. We mainly attribute this to the decreased sales.

For the nine months ended September 30, 2011, our gross profit margin was 25.82%, representing a decrease of 8.00% compared with 33.82% in the same period of 2010. Such decrease is mainly due to the increased employee salaries and materials cost(collectively increased by around 10%).

GROSS PROFIT AND GROSS PROFIT MARGIN FOR THE THIRD QUARTER OF 2011 & 2010:

                             Three months ended
                                September 30                   Comparison
                        ---------------------------    ------------------------
                            2011           2010           Amount           %
                        ------------   ------------    ------------    --------
Sales revenue           $  5,028,655   $ 10,870,624    $ (5,841,969)    (53.74%)
Cost of sales              3,888,996      7,128,247      (3,239,251)    (45.44%)
Gross profit            $  1,139,659   $  3,742,377    $ (2,602,718)    (69.55%)
Gross profit margin            22.66%         34.43%                    (11.77%)

For the three months ended September 30, 2011, our gross profit was $1,139,659, representing a decrease of $2,602,718 or 69.55%, compared to $3,742,377for the same period of 2010.

For the three months ended September 30, 2011, our gross profit margin was 22.66%, representing a decrease of 11.77% as compared to the 34.43% in the same period of 2010. The decrease was mainly resulted from increased labor costs and raw material costs.

In future, we intend to achieve the targeted gross profit margin through adoption of following measures:

     * Conducting the procurements on a wholesale basis so as to reduce the cost of the materials; and
     * Releasing more products into the market at a higher price which has been properly adjusted.

OPERATING AND SELLING, GENERAL AND ADMINISTRATIVE EXPENSES

For the nine months ended September 30, 2011, the selling expenses were $313,763, representing an increase of $123,339 or 64.77%, compared to $190,424 for the same period in 2010. The reasons were mainly as following:

     *    The salaries of sales workers were adjusted to a higher level;
     * The advertisement expense increased as the Company renewed the advertising policies.

For the nine months ended September 30, 2011, the administrative expenses were $1,408,218, representing an increase of 70.03% compared to $828,225 of the same period in 2010. It was mainly due to as following:

     *    The increase of R&D expenses in improving new products;
     * The increased administrative expenses in management of new factory located in Hui'an County;
     * The additional administrative expenses in implementing stock option plan.

FINANCING COST

For the nine months ended September 30, 2011, the finance cost was $374,752, representing an increase of $180,074 or 92.50% comparing to $194,678 for the same period in 2010. The increase primarily relates to increase in debt servicing cost on the increase in bank loans which were applied to finance our marketing expansion and consolidated construction of retails.

NET PROFIT

For the nine months ended September 30, 2011, the net profit was $945,259, representing a decrease of $3,206,665 or 77.23% compared to $4,151,924 for the same period in 2010, primarily as a result of the decrease in revenues, higher cost and huge increase of administrative expenses from the new factory in Quanzhou.

NET PROFIT MARGIN

For the nine months ended September 30, 2011, the net profit margin is 6.65%, representing a decrease of 13.95% compared to 20.60% for the same period in 2010.

LIQUIDITY AND CAPITAL RESOURCES

As of September 30, 2011, our total assets were $33,780,329, which consist of cash and cash equivalents of $4,687,475, trade receivables of $13,642,032, inventories of $3,456,382, prepayments and other receivable of $1,741,019, properties, plant and equipment of $8,991,158, intangible asset of $150,293 and land use rights of $6,111,970.

As of September 30, 2011, total liabilities were $15,948,710. Total liabilities are composed of trade payables of $2,975,826, short-term loans of $6,480,394, income tax payable of $1,041,404, and other payables and accrued expense of $5,451,086. As of September 30, 2011, stockholders' equity was $22,831,619. As of September 30, 2011, the gearing ratio is 41.13%.

We offer reasonable credit limits to our customers at credit terms of 60-180 days to maintain control of trade receivable. As of September 30, 2011, the average trade receivables turnover was 254 days which was 116 days for the same period of 2010.

As of September 30, 2011, the average inventory trade turnover was 60 days for our inventories which was 22 days for the same period of 2010.

Our cash and bank deposits are mainly denominated in RMB, while the revenue, expense, assets and liabilities are denominated in RMB and US dollars. The PRC currency is exchanged to US dollars at a floating rate. It did not have any substantial impact on our financial condition because we own few assets denominated in US dollars.

CASH FLOW

As of September 30, 2011, our cash and cash equivalents were $4,687,475, representing a decrease of $1,127,782, compared to $5,266,419 for the same period of 2010.

As of September 30, 2011, net cash used in operating activities was $1,504,955. Net cash used in investing activities was $1,375,262. Such cash was mainly used in the construction of the new production facility and acquisition of plant and machinery.

As of September 30, 2011, net cash provided by financing activities was $1,587,448.

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

As of September 30, 2011, the end of the fiscal quarter covered by this report, we carried out an evaluation, under the supervision and with the participation of our management, including our Certifying officers, of the effectiveness of the design and operation of our disclosure controls and procedures. Based on the foregoing, the Certifying Officers concluded that our disclosure controls and procedures were effective as of the end of the third fiscal quarter of 2011.

CHANGES IN INTERNAL CONTROL OVER FINANCIAL REPORTING

There were no changes in our internal control over financial reporting during the quarter ended September 30, 2011 that have materially affected, or are reasonably likely to materially affect, our internal control over financial reporting.

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

ITEM 1A. RISK FACTORS

Except as set forth below, there were no material changes from the risk factors as previously described in our Annual Report on Form 10-K filed with the SEC on March 31, 2011.

WE MAY NOT BE ABLE TO ACCURATELY REPORT OUR FINANCIAL RESULTS OR PREVENT FRAUD DUE TO THE FACT THAT OUR BOOKS AND RECORDS ARE MAINTAINED AND PREPARED IN PRC GAAP AND OUR EMPLOYEES WHO HAVE PRIMARY RESPONSIBILITIES OF PREPARING AND SUPERVISING THE PREPARATION OF THE FINANCIAL STATEMENTS UNDER U.S. GAAP DO NOT HAVE KNOWLEDGE OF AND PROFESSIONAL EXPERIENCE WITH U.S. GAAP AND SEC RULES. AS A RESULT, CURRENT AND POTENTIAL SHAREHOLDERS COULD LOSE CONFIDENCE IN OUR FINANCIAL REPORTING, WHICH WOULD HARM THE VALUE OF OUR SECURITIES.

Our CFO is tasked with the primary responsibility of preparing and supervising the preparation of the Company's financial statements and evaluating the effectiveness of the Company's internal control over financial reporting. He has not had prior or ongoing training in the application of the U.S. GAAP or SEC rules. This individual has spent approximately 5 years in the capacity of financial manager at a U.S. public company where he was involved in preparation of financial statements in accordance with the U.S. GAAP. In addition, our management is responsible for establishing and maintaining adequate internal control over financial reporting. Our internal control over financial reporting is a process designed to provide reasonable assurance regarding financial reporting and the preparation of financial statements for external purposes in accordance with United States Generally Accepted Accounting Principles. All of the business operations of the Company are located in Mainland China. For the purposes of maintaining controls and addressing financial reporting risks, we are using assignment of responsibility, authorization controls, reviews and approvals, budget controls, property protections, accounting controls, internal reporting, analysis of operations, performance assessment and other methods to address the risks of financial reporting. In addition, currently, our books and records are maintained and prepared in PRC GAAP and the employees who have primary responsibilities of preparing and supervising the preparation of the financial statements under U.S. GAAP do not have knowledge of and professional experience with U.S. GAAP and SEC rules and regulations. If we fail to maintain an effective system of internal control over financial reporting, we may not be able to accurately report our financial results or prevent fraud. As a result, current and potential shareholders could lose confidence in our financial reporting, which would harm the value of our shares.

ITEM 2. UNREGISTERED SALES OF EQUITY SECURITIES AND USE OF PROCEEDS

During the three months ended September 30, 2011, the Company did not (i) sell any unregistered securities, or (ii) repurchase any of its equity securities.

ITEM 3. DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4. [REMOVED OR RESERVED]

ITEM 5. OTHER INFORMATION

None.

ITEM 6. EXHIBITS

The following exhibits are filed herewith:


Exhibit No.                       Description
-----------                       -----------

10.5 Purchase Contract, dated January 11, 2008, between Fujian Jinjiang Pacific Shoe Co.,Ltd and Huachang Footwear Materials Company.

10.6 Distribution Agreement, dated April 30, 2009, of Fujian Jinjiang Pacific Shoes Co., Ltd.

10.7*         Zhong Zhao Employment Agreement.

21.1          List of Subsidiaries.

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

32.1 Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

32.2. Certifications pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

----------
*    Compensatory or management employment contract

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 14, 2011
                                        By: /s/ Haiting Li
                                            ------------------------------------
                                            Haiting Li
                                            Chief Executive Officer
                                            (Principal Executive Officer)

Date: November 14, 2011
                                        By: /s/ Zhong Zhao
                                            ------------------------------------
                                            Zhong Zhao
                                            Chief Financial Officer
                                            (Principal Accounting and Financial
                                            Officer)